Form 10-K
period 2025-12-31
Andersen Group Inc.
filed 2026-03-27
CIK 2065708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 001-43014
___________________________
Andersen Group Inc.
___________________________
(Exact name of registrant as specified in its charter)

Delaware	33-4630773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Bush Street, Suite 1700, San Francisco, CA	94104
(Address of Principal Executive Offices)	(Zip Code)
(415) 764-2700
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	ANDG	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The Registrant’s Class A common stock began trading on the New York Stock Exchange on December 17, 2025.

As of March 20, 2026, there were 12,650,000 shares of the registrant’s Class A common stock, par value $0.0001 and 98,826,563 shares of the registrant’s Class B common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, or the 2026 Proxy Statement, relating to its annual meeting of stockholders to be held in 2026, or the 2026 Annual Meeting, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be a part hereof.

Glossary of Terms

Unless context requires otherwise, references to “we,” “us,” “our,” “Andersen,” or the “Company” in this Annual Report refer to Andersen Group Inc.

•“Aggregator” refers to Andersen Aggregator LLC, a Delaware limited liability company and a holding company of which the equity owners include current Managing Directors.
•“Aggregator LTIP Units” refers to the profits interests of Aggregator. Aggregator LTIP Units are economically similar to stock options. Each Aggregator LTIP Unit has a per unit hurdle price, which is economically similar to the exercise price of a stock option.
•“Andersen Consulting” refers to Andersen Consulting Holdings L.P., a Delaware limited partnership of which Andersen Tax Holdings LLC is the sole member of the general partner of such limited partnership.
•“Andersen Tax Holdings LLC” is a Delaware limited liability company and a holding company of Andersen Tax LLC, a Delaware limited liability company and an operating entity.
•“Andersen Global” refers to Andersen Global, a Swiss verein, of which Andersen Tax LLC is a member.
•“Andersen Group” refers to Andersen Group Inc., a Delaware corporation.
•“Arthur Andersen” refers to the former Arthur Andersen & Co. or Arthur Andersen LLP, as context requires.
•“AT Umbrella” refers to AT Umbrella LLC, a Delaware limited liability company and a direct subsidiary of Andersen Group Inc.
•“CA Notes” refers to notes issued by AT Umbrella LLC to Aggregator with aggregate principal amounts of $187.8 million, equal to the sum of the aggregate principal amounts of the Member Notes, payable over the same two- to seven-year periods, respectively.
•“Class X Aggregator Units” refers to the common interest units in Aggregator, which are designated as Management Class X Aggregator Units and Investment Class X Aggregator Units corresponding to units exchanged in the reorganization transactions from MD Management LLC and MD Investment LLC, respectively.
•“Class X Umbrella Units” refers to the common interest units in AT Umbrella.
•“HO Note” refers to a promissory note in a principal amount of $162.3 million with repayment occurring over an eight-year period relating to payment of the post-service obligations to certain retiring and retired Managing Director members of the Management Holdcos.
•“LTIP Units” refers to the profits interests of AT Umbrella. LTIP Units are economically similar to stock options. Each LTIP Unit has a per unit hurdle price, which is economically similar to the exercise price of a stock option.
•“Management Holdcos” refers to MD Management LLC and MD Investment LLC.
•“Managing Director” refers to a person who holds the title of Managing Director of Andersen Tax LLC, a Delaware limited liability company and an indirect subsidiary of Andersen Group Inc., or a comparable position including certain persons who are members of an advisory board or equivalent of an affiliate of Andersen Tax LLC.
•“Member Notes” refers to promissory notes issued by Management Holdcos to each of their members in a principal amount equal to such member’s and its related transferee's aggregated capital account balance in respect of such Management Holdco as of December 16, 2025, with repayment over a seven-year period for each family of related notes with a principal balance of at least $550,000, either a three- or seven-year period for each family of related notes with a principal balance of less than $550,000 and a period of between two to seven years for notes issued to certain retiring and retired Managing Director members of the Management Holdcos.
•“Reorganization Transactions” refers to a series of internal transactions pursuant to which that Andersen Group Inc. became a holding company whose sole material asset is indirect ownership interests in Andersen Tax Holdings LLC through ownership of Class X Umbrella Units in AT Umbrella LLC.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this Annual Report) includes forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•our future revenue and operating expenses;
•the demand for our services;
•our ability to acquire new clients and successfully retain existing clients;
•our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally, including but not limited to, privacy and data security laws and regulations;
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•our plans to expand our business, whether through acquisitions of businesses, business combinations with businesses, introduction of new services or otherwise;
•our ability to maintain our culture;
•our ability to effectively integrate or manage our acquisitions and business combinations;
•competition in the markets in which we operate;
•our ability to protect against or mitigate the effects of cyberattacks or other breaches of our data;
•the effects of natural disasters, man-made problems, and similar events on our business;
•general economic conditions in the United States and globally, including the effects of global geopolitical conflicts, inflation, tariffs, interest rates, any instability in the global banking sector, and foreign currency exchange rates;
•our ability to grow our business in light of macroeconomic uncertainty;
•the risks related to our Class A common stock and our dual-class common stock structure;
•our ability to remediate our material weaknesses in our internal control over financial reporting;
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, key metrics and our ability to achieve and maintain future profitability;
•our business model;
•our ability to effectively manage our growth and expand our operations;
•our market opportunity and anticipated trends in our business and industry;
•our ability to remain competitive as we continue to scale our business;
•our expectations regarding our ability to obtain, maintain, enforce, defend and enhance our intellectual property rights;
•the amount and timing of any payments under the Tax Receivable Agreement;
•increased expenses associated with being a public company; and
•other statements regarding our future operations, financial condition, prospects and business strategies.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A “Risk Factors”. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. The forward-looking statements made in this Annual Report are given only as of the date on which the statements are made. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or to changes in our expectations, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

PART I
Item 1.Business
Overview
Our mission is to deliver exceptional client service grounded in integrity, transparency, and excellence. Since our founding in 2002, we have experienced rapid and sustained growth, powered by our people, our values and our relentless commitment to innovative, client-focused solutions. Building on the rich traditions and culture of the former Arthur Andersen, we are driven by a bold vision to lead in a complex global marketplace, creating lasting value for our clients, our people and our investors.

We are a leading provider of independent tax, valuation and financial advisory services to individuals and family offices, businesses and institutional clients in the United States. We have strategically expanded our business to build an integrated platform of service offerings that enables us to solve our clients’ most complex tax and financial challenges. We have achieved this by delivering specialized technical expertise combined with practical advice, supported by our widely recognized and strong firm culture, integrated services offerings and global capabilities. Our global reach is facilitated through our membership in Andersen Global, a Swiss association of over 300 member and collaborating firms.

We have built a multidimensional independent advisory firm with the ability to provide differentiated services across tax and financial services to address our clients’ most complex challenges. Our primary end-to-end services offerings include:

•Private Client Services. We provide comprehensive tax and financial services for individuals and families, addressing complex client matters involving multigenerational wealth, charitable giving and trust and estate planning.

•Business Tax Services. We offer a broad range of scalable, integrated tax-related consulting and compliance services for businesses, helping organizations with managing their tax planning, compliance and reporting needs effectively.

•Alternative Investment Funds. We deliver comprehensive tax and financial services for a range of investment funds including family offices, funds of funds, hedge funds, private equity funds, venture capital funds and real estate investment trusts.

•Valuation Services. We provide clients with in-depth, independent valuation expertise that helps clients navigate tax laws and regulations and comply with important regulatory requirements.

Since our inception, we have made a deliberate decision not to provide audit or related financial statement attestation services. As a result, we are not limited by the associated regulations that audit firms are subject to in the United States and internationally.

We meet our clients’ most critical needs because of our distinctly qualified and talented professionals. We have rapidly increased our headcount over the past several years, employing over 2,300 personnel in 26 locations across the United States as of December 31, 2025. In addition, through Andersen Global, we have a global reach that gives us access to additional professionals worldwide. In an industry in which access to talent is a critical differentiator, we believe we benefit from long staff tenure and low attrition rates that help us maintain long-lasting client relationships.

We attract a highly diverse range of clients across the United States and internationally. As of December 31, 2025, we had performed services for approximately 12,350 client groups across the United States. Client groups will often comprise multiple client engagements with different entities or individuals, such as multiple subsidiaries of an entity, multiple principals within a single private equity fund or multiple individuals or trusts within a single wealthy family.

Our Differentiated Approach

We were founded in 2002 by a team of experienced leaders and partners of the former Arthur Andersen who had a vision for a professional services firm that would deliver advice that was tailored, relevant and impactful for clients. We remain true to that vision, differentiating our services by offering specialized technical expertise, combined with practical advice, direct Managing Director involvement and access to international services through Andersen Global. These combined elements allow us to provide multidimensional, seamless service to our clients, who engage us to support them on their most complex, high-stakes matters.

Our operating model is powered by a widely recognized and strong firm culture based on shared values, integrated services offerings and investments in our people. Accordingly, our globally recognized brand enables us to attract and retain top talent which, in turn, reinforces client confidence. Our differentiated business is built on the following key drivers:

Our Firm Culture and Values

We have established a set of values that Andersen professionals are held accountable to and that define our culture: client service, collaboration and stewardship.

•Quality Client Service. Our ambition is to set the standard for client service excellence. We achieve this by working with clients to understand their needs and deliver solutions that are relevant, practical and value-accretive. In doing so, we leverage the collective experience of our Managing Directors, many of whom have decades of real-world experience, aided by the fact that we do not have a mandatory retirement age. In addition, we operate a low Managing Director-to-professional operating model and high ratio of client-facing employees, resulting in greater direct Managing Director interaction, greater accountability for service delivery and timelier responsiveness to client needs.

Our ability to deliver quality client service is also supported by our investments in technology, particularly artificial intelligence (AI). By blending our thought leadership and industry expertise with capabilities from innovative technology vendors, we are able to enhance the accuracy, speed, and scalability of delivery across our tax advisory, valuation, and consulting offerings. Our focus on bringing together the best of human capital and technology enables us to deliver differentiated insights and outcomes for clients, while maintaining the high standards of quality and confidentiality that define our brand.

•Collaboration and Teamwork. Our approach to collaboration and teamwork is founded on mutual trust and respect among colleagues. We have created a collaborative environment by encouraging open and transparent communications, being highly responsive and creating incentives that align Managing Director interests around sharing client relationships. By fostering collaboration and teamwork, we put our best resources in front of each client, regardless of practice area or geographic location.

•Stewardship. Andersen professionals are entrusted with preserving our culture so that the firm thrives as a vibrant workplace, while also providing opportunities for future generations to pursue successful careers serving clients. In particular, stewardship at Andersen means taking an active role in nurturing the development of our people, and providing them with a work environment and resources that foster their growth. We actively encourage an environment of continuous learning, in which individuals are engaged in on-the-job training, whether as mentors or as apprentices, and which in turn rewards tenure and discourages employee turnover. We believe that our focus on stewardship supports our business by creating an environment in which our professionals can enjoy long and rewarding careers.

With our focus on these values, we have intentionally built a firm culture that is akin to that of a family-run business, while also building on the rich legacy and traditions of the former Arthur Andersen. By holding each other accountable for living up to our cultural standards, we believe we are positioned to continue delivering high-quality services to our clients.

A Globally Recognized Premium Brand

We believe that the Andersen brand remains one of the most globally recognized and respected names within the professional services industry and is a key differentiator, enabling us to:
•Build a Culture of Excellence. The Andersen brand stands for a commitment to the highest standards of professionalism. Our professionals, many of whom trace their roots to the former Arthur Andersen, embody this culture at Andersen today. This commitment manifests itself in client services delivered in a manner that is clear, concise, concrete, convincing, practical and timely.

•Accelerate Growth and Improved Profitability. Building on the name recognition of the former Arthur Andersen, the Andersen brand helps us acquire new high-quality clients. In addition to growing our client base, the Andersen brand has helped drive improved profitability.

•Attract and Develop Top Talent. The Andersen brand has fueled our recruiting efforts and expansion. Andersen’s reputation for excellence and the highest standards of professionalism has helped strengthen our talent pipeline.

Founding Member of Andersen Global, Enabling International Delivery at Scale

We are the founding member of Andersen Global, a Swiss association formed in 2013, which maintains and regulates the professional standards that its member and collaborating firms have agreed to uphold when delivering services to clients internationally. Andersen Global is an association of legally separate, independent firms and is one of the largest professional services affiliations in the world, with over 50,000 professionals and 3,000 partners operating in over 180 countries as of December 31, 2025.

Since inception, Andersen Global has expanded significantly as member and collaborating firms have sought to align around the Andersen brand and the Andersen Global umbrella of shared cultural values. Our relationships with Andersen Global’s member and collaborating firms provide us with access to deep global tax, legal and financial expertise, complemented by on-the-ground understanding of local business practices and regulations. These relationships give us the ability to better service our U.S. clients internationally and serve as a channel for inbound referrals. While we were instrumental in founding Andersen Global and participate on its governing Board, including with our CEO and Chairman, Mark Vorsatz, currently serving as its Global Chairman, we do not have any equity interest in the association or any other member or collaborating firm, and the association does not otherwise have separate financial results from the member or collaborating firms.
Independence
We have made a deliberate decision not to provide audit or related financial statement attestation services. This means that we can offer our clients a comprehensive suite of non-audit services, tailored to their specific needs, without being subject to the auditor independence rules and other restrictions that impact many of our competitors.

Integrated Services Platform Driving Our Multidimensional Business

In addition to our foundation as a leading tax practice, we have expanded our service offerings to include a broad array of capabilities. Our goal is to provide our clients with an integrated “one-stop shop” for their global advisory needs. We believe that this ability to bring multiple services lines together into a comprehensive set of offerings distinctly enables us to provide tailored, relevant solutions for each client.

Focus on Training and Development to Attract and Retain High-Quality Talent

In addition to a widely recognized and strong firm culture and emphasis on mentorship, we bolster our talent retention efforts with significant investments in training and development to ensure that our professionals are equipped with the expertise needed to support our clients.

We have built a series of core structured training programs that provide critical technical skills, industry knowledge and updates on latest tax regulations so that our professionals can deliver leading insights. Beyond our internal programs, we have a partnership with the University of San Francisco (USF), which provides tailored programs for our professionals to earn Masters of Business Administration (MBA), Masters of Laws in Taxation (LLM) or Masters of Legal Studies in Taxation (MLST) degrees. We also offer comprehensive professional qualification support by providing resources to assist with the Certified Public Accountant (CPA) exams, the Chartered Financial Analyst (CFA) exams, bar exams and other professional certifications. These programs and resources are provided at no cost to our employees, conducted remotely and scheduled outside of peak workflow periods.

These investments in training underscore our commitment to stewardship. We believe that our emphasis on this core component of our culture has enabled us to deliver high levels of employee retention which, in turn, enhances our ability to deliver consistent client services.

Differentiated Thought Leadership

Our commitment to service excellence is supported by our ability to deliver highly relevant, insightful technical advice, informed by our thought leadership. Our position as a thought leader in our areas of practice is driven by our senior leaders, many of whom are subject matter specialists within their respective fields and are widely recognized as leading experts. For example, Andersen Managing Directors and professionals are the authors of widely regarded resources and reference materials, including foundational publications such as the Tax Economics of Charitable Giving and Income Taxation of Fiduciaries and Beneficiaries. In addition, our professionals are regularly invited to share insights at professional events as speakers and panelists. Our widely circulated For the Record newsletter provides timely updates on key developments in tax and finance to our clients. Additionally, through the Andersen Institute for Finance and Economics, which we refer to as the Institute, we provide critical thought leadership regarding far-reaching topics such as technological innovation, climate change and decarbonization, rising levels of public debt and geopolitical developments. Our team of experts who contribute to the Institute include eminent scholars who are actively engaged, either as board members or with Institute events. The direct involvement of these individuals further enhances our ability to provide cutting-edge insights and advice to our clients.

Our Integrated Services Offerings

Since our founding, our strategy has been to build the firm as a platform that seamlessly meets the tax and business needs of individuals and family offices, businesses and institutional clients. Our teams build long-term, trusted client relationships by delivering solutions that are both technically sophisticated and, most importantly, practical. Our primary services presently include:

•Private Client Services. We serve as trusted advisors to some of the world’s most affluent families, family offices and high-net-worth individuals, addressing complex matters involving multigenerational wealth, charitable giving and trust and estate planning. Our Private Client Services practice encompasses a wide range of areas, including income tax planning, trust and estate planning, charitable giving, family office advisory, tax compliance, outsourced accounting and wealth management advisory.

•Business Tax Services. We offer a broad range of scalable, integrated tax-related consulting and compliance services for businesses. Leveraging decades of experience, we help business enterprises manage their tax planning, compliance and reporting needs. Specifically, through our Business Tax Services practice, we offer the following services:

◦M&A Transaction Services. We support clients by advising on tax-efficient deal structures, reviewing quality of earnings reports, conducting tax due diligence and developing negotiation strategies that help preserve, enhance and create value during the transaction lifecycle.
◦State and Local Tax Services (SALT). Our nationwide SALT practice supports clients with state income tax planning and compliance, tax controversy, sales and use tax advisory, property tax advisory and unclaimed property and escheat services.

◦International Tax Services (ITS). Our ITS practice helps multinational enterprises navigate the complexities of cross-border operations as their business models and supply chains evolve. These services include advice relating to tax-efficient structures for geographic expansion, as well as support with transfer pricing strategies, indirect transactions, financial reporting and risk management.

◦Tax Technology Automation (TTA). Our nationwide TTA practice assists enterprises with designing, developing and implementing technology platforms and information services to manage their tax functions more efficiently and accurately.

•Alternative Investments. We provide distinct, integrated services specifically for investment funds across their lifecycle. These include support with designing fund structures, production of private placement memoranda, fund accounting and administration, and compliance requirements for funds, fund managers and investors. Our client base in this sector includes family offices, private equity funds, hedge funds, real estate funds, venture capital funds and funds-of-funds.

•Valuation Services. We provide independent valuation analyses to support clients with their operational objectives and tax and financial reporting requirements. Our specific Valuation Services include:

◦Tax Valuation. Our tax valuation and related advisory services help clients navigate tax laws and regulations related to asset valuation. We support clients with a variety of transaction-related compliance needs, including equity compensation; taxable reorganizations; purchase price allocations; inventory, real estate, machinery and equipment, intangible asset and goodwill valuations; net operating loss and built-in gains analyses; individual income tax needs such as charitable contributions; and estate and gift taxes.

◦Financial Reporting. We help clients comply with important regulatory, market and fiduciary requirements. Our financial reporting services include valuations for business combinations and periodic impairment testing of long-lived assets.

◦Fixed Asset and Real Estate Valuation. We provide integrated fixed asset and real estate valuations, with specialized expertise in machinery and equipment valuation, fixed asset reconciliation, cost segregation, real estate valuation and real estate consulting. Our services are used for a variety of purposes, including financial and tax reporting, income, gift and estate tax reporting, litigation and strategic assessments.

•U.S. National Tax Office. In addition to discrete service offerings, our capabilities are enhanced by our team of dedicated U.S. National Tax (USNT) professionals. Our USNT office is comprised of senior, experienced professionals with deep technical expertise covering areas such as tax analysis, issue development, legislation monitoring and tax controversy. Many of our USNT professionals formerly held senior positions at the Internal Revenue Service (IRS), the U.S. Department of Treasury and leading law firms.

Our ability to deliver these integrated capabilities are further underpinned by our investments in advanced technology platforms and a growing commitment to implementing AI across our service offerings. These investments include software and systems to support our tax and valuation services, as well as a number of strategic alliances with leading third-party AI firms to access proprietary technologies and accelerate innovation across our service lines. In addition, we have teamed with a number of additional firms offering distinctive AI solutions, further enhancing our ability to deliver market-leading capabilities and thought leadership to clients around the world. Our use of AI extends beyond our delivery of services to our clients, and reaches how we operate our own business. For example, we are leveraging an AI platform to review due diligence materials, streamline process management, and assist in contract negotiations in connection with our acquisition strategy and business combinations.

Our Growth Strategies

We believe that our financial performance directly reflects our differentiated approach and that our commitment to maintaining our culture of client service, collaboration and stewardship will support further growth in the future. We believe we are in the early stages of addressing our substantial market opportunity and we intend to execute on several growth strategies, including:

•Expand work with existing clients. We intend to continue expanding our relationships with existing clients by maintaining high service levels and, when appropriate, by recruiting experienced professionals who can provide additional services. Our core values of client service and collaboration have yielded a track record of expanding work with clients after an initial engagement. The number of client groups that had a minimum annual spend of over $250,000 grew from 629 to 687 from 2024 to 2025. Leveraging our core value of superior client service, we intend to continue to seek opportunities to expand relationships with existing clients.

•Attract new high-quality clients. We believe we have a significant opportunity to continue to further expand our client base. We have established ourselves as a leader within the tax and financial advisory sectors in the United States and believe our strong reputation for service excellence, our highly skilled multidisciplinary teams and our integrated cross-functional capabilities will continue to position us to win new clients going forward. Furthermore, the Andersen brand continues to be a valuable driver of business demand, with many clients associating the Andersen brand with professionalism and service excellence. We intend to invest in marketing initiatives to further strengthen our brand awareness among potential clients, providing us with additional opportunities to attract new clients.

•Expand and add new service offerings. Our differentiated approach has helped to establish our reputation as a leading provider for tax and financial advisory services. We believe our strong reputation will help us to significantly expand the scope and scale of our service offerings. For example, we plan to target expanding the scope of our services in the near-term in areas including consulting, investment banking, global mobility and international legal services. We also believe that Andersen Consulting remains one of the most widely recognized and respected legacy brand names in professional services. We believe our relationship with Andersen Consulting will enable us to rapidly scale our ability to offer a broader range of consulting services globally. In addition to our near-term plans for expanding consulting services, we plan to continue evaluating expansion opportunities in areas where we have the potential to gain additional market share and become a leader in that area.

•Inorganic growth opportunities. We intend to continue to identify, evaluate and pursue potential acquisition targets and business combinations selectively. We intend to pursue acquisitions of, and business combinations with complementary businesses where we believe there is a strong cultural fit, as evidenced by alignment with our core values. While we will continue to be selective in our approach to acquisitions and business combinations, we believe there is a strong pipeline of inorganic opportunities, particularly as we look to expand our geographic footprint and consulting practice, both domestically and internationally.

•Expand business internationally. We intend to continue leveraging the Andersen brand’s strong global recognition and association with the highest standards of professionalism and service excellence to open new opportunities outside the United States. For example, we believe our relationship with Andersen Global, as well as the Andersen Consulting brand, provide us with clear opportunities to expand our international presence, both through closer partnership with member and collaborating firms and through future acquisitions and business combinations.

Our Clients

Our broad and diverse client base includes individuals, wealthy families, businesses, and institutional clients, demonstrating our ability to address a broad spectrum of needs across a multifaceted set of stakeholders.

Our business and investment fund client base is distributed across a wide range of industries, including financial services, consumer products, healthcare, hospitality, manufacturing, pharmaceutical and biotech, private equity, real estate, technology, and venture capital. This diversity supports the resilience of our business, as we are not reliant on one single set of clients or industry sector.

Because of our broad and diverse client base and the range of industries that we serve, we benefit from low client concentration. For example, our ten largest client groups combined accounted for approximately 5% of our revenue in each of 2025 and 2024. Our financial performance is further supported by the loyalty of our clients based on the quality of the long-term relationships we have built and the highly recurring nature of the services that we provide. In 2025, over 70% of our revenue was from client groups who have been doing business with us for over three years. We believe that our exceptional level of service and the expertise that we provide has enabled us to build long-lasting client relationships.

Our People and Human Capital Resources

To deliver our differentiated services, we rely on a team of highly qualified experts who are well-positioned to address our clients’ most complex challenges. We have assembled a multidisciplinary talent base of over 2,300 employees in 26 locations across the United States for the year ended December 31, 2025. Additionally, our relationship with Andersen Global provides us with access to over 50,000 additional professionals across more than 1,000 locations in over 180 countries as of December 31, 2025, enabling us to better serve clients across the globe.

Our differentiated talent strategy, informed by our cultural focus on stewardship and client service, is characterized by a low Managing Director-to-professional operating model and high ratio of client-facing employees.

We continue to focus on bringing multidisciplinary teams to our client engagements to support them across their most complex financial and tax matters. These teams are often composed of individuals with backgrounds in accountancy, data science, economics, law and management consulting, reflecting the breadth of the services that we offer. Our professionals are also highly qualified in their respective fields. Client-facing professionals at manager level and above are typically required to attain and maintain professional licensure in their respective services. As of December 31, 2025, 87% of these professionals held professional licenses such as CPAs, CFAs, EAs, LLMs or JDs. In addition, 51% of these professionals held advanced degrees.
None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages due to employee disputes, and we believe our relationship with our employees to be good.

Sales and Marketing

Sales

Our sales efforts are led by our revenue-generating Managing Directors. They lead our highly skilled multidisciplinary teams to pitch for, and win, new business by leveraging their deep expertise in tax and financial advisory services, and our strong reputation for service excellence. All of our revenue-generating Managing Directors are directly involved in sales and business development activities. In addition to our Managing Director-driven direct sales efforts, we also benefit from a number of additional sales channels including inbound inquiries and referrals. These inbound inquiries are often driven by broader awareness of our business, supported by the Andersen brand, and by positive word of mouth from our existing clients. Our primary referral channels include existing clients and service providers that we partner with, including mergers and acquisitions providers, wealth advisors and law firms, who help support our robust sales pipeline.

Our sales efforts are further supplemented by our relationship with Andersen Global, which generates referrals and client introductions from international member and collaborating firms. As Andersen Global has expanded, we have also benefited from network effects that have created a growing pipeline of sales opportunities with an international component. We expect this to continue as the number of Andersen Global member and collaborating firms continues to grow over time.

In addition to winning new business, our sales efforts are focused on deepening existing client relationships by broadening the scope of our ongoing engagements and identifying additional services aligned with our clients’ evolving needs. We pursue a targeted strategy to introduce new services to existing clients, ensuring we deliver the full value of the Andersen platform on each engagement. As we continue to expand our service offerings, we selectively pursue areas where we can create meaningful value for our clients.

Marketing

Central to our marketing strategy is the strength of the Andersen brand, which we believe is synonymous with the highest standards of professionalism and service excellence. This brand provides our firm with strong name recognition and drives awareness of our offerings among prospective clients, many of whom have prior affiliations with the former Arthur Andersen, either as clients or employees.

To continue building on the strength of the Andersen brand we have made targeted investments in marketing. For example, we selectively sponsor key industry events and professional organizations that align with our mission and values. We are currently a Platinum Level Sponsor of the Tax Executives Institute and our professionals are frequent speakers at the Practicing Law Institute, American Bar Association, Council on State Taxation and other professional organizations which help us maintain a strong, visible presence in the professional tax community.

Our marketing efforts are also supported by our thought leadership initiatives. Publications, such as our widely distributed periodical For the Record, reinforce awareness of our expertise and help promote our service offerings. Through the work of the Andersen Institute for Finance and Economics, we also publish material that builds our credibility on critical topics regarding economic and public policy. We intend to invest further in marketing programs that drive awareness among potential clients and reinforce the strength of the Andersen brand.

Competition

We operate in a highly dynamic market and on the basis of a number of factors, including depth of client relationships, industry knowledge, transaction execution skills, our range of services, innovation, reputation and price. We face competition from a range of organizations and service providers on national, international and regional bases. Our primary competitors include:

•Large, global full-service advisory and consulting firms such as Deloitte & Touche LLP, Ernst & Young LLP, KPMG LLP, and PricewaterhouseCoopers LLP.
•Other advisory and consulting practices, such as Grant Thornton Advisors LLC and RSM US LLP.
•Boutique and specialized tax and valuation advisory firms.
•Local providers in the tax, legal, advisory and consulting markets internationally.
•In-house tax and accounting departments of our clients and potential clients.

Some of our competitors have significantly more financial resources, a larger national or international network or presence, larger professional staffs and greater brand recognition than we do. Some have lower overhead and other costs and can compete through lower-cost service offerings, and may have the resources to make strategic acquisitions and business combinations more quickly than we do. We could experience additional competition as we expand our service offerings, enter new geographic markets and acquire businesses and enter into business combinations in the future.

We believe that our widely recognized and strong firm culture and values, combined with our globally recognized premium brand, integrated service platform and independence relative to traditional audit firms, provide us with strong and sustained differentiation from our competition.

Intellectual Property

We rely on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect our intellectual property. We require employees to sign written agreements at the start of their employment with us. These agreements generally require any confidential or proprietary information disclosed by us to remain confidential.

Our most important trademarks are the “Andersen” wordmark and our “Door” logo, which are registered in the United States and certain foreign countries. In the United States, the “Andersen” wordmark and our “Door” logo trademark registrations expire in October 2029 and November 2026, respectively. These trademark registrations can be renewed for successive ten-year terms, and we intend to renew these registrations for as long as we continue to use these trademarks. In foreign countries, our rights in those trademarks will continue in force, according to local regulation, until the end of the applicable registration periods, at which time we can and intend to renew the registrations for additional terms. These trademarks represent a reputation built over decades and are integral to our ability to attract clients, recruit top-tier talent, and maintain our competitive position. We offer licenses to member firms of Andersen Global to use certain of our registered trademarks in exchange for a license fee of 2% of the increase of the member firm’s consolidated net revenue for each calendar year, which is payable annually so long as a firm continues as a member of Andersen Global. Additionally, we require each partner firm of Andersen Consulting to enter into trademark license agreements with us to use certain of our registered trademarks in exchange for a license fee of 2% of the increase in the Andersen Consulting partner firm’s consolidated net revenue for each year, which is payable annually so long as a firm continues as a partner firm of Andersen Consulting. We do not believe that any individual intellectual property right, other than our rights in the “Andersen” wordmark and logo, is material to our business. Our services are not generally dependent upon patent protection.

Available Information

We make available free of charge, on our website (www.andersen.com/), our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Investors, the media, and others should note that we intend to announce material information to the public through filings with the SEC, the investor relations page on our website (www.investor.andersen.com/), press releases, public conference calls, public webcasts, and our LinkedIn feed (https://www.linkedin.com/company/andersenus/).

The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The contents of the websites provided above are not incorporated into this filing or in any other report or document we file with the SEC. These website addresses are intended to be inactive textual references only.

Item 1A.Risk Factors
RISK FACTORS

A description of risks and uncertainties facing our business is set forth below. Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, as well as the other information in this Annual Report, including our financial statements and the related notes and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in shares of our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See the section titled “Special Note Regarding Forward-Looking Statements” in this Annual Report. If any of the following risks actually occur, our business, financial condition, liquidity, operating results, and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risk Factors Summary

The following is a summary of the most significant risks, challenges and uncertainties facing our business. This summary should be read in conjunction with the risk factors described below and should not be considered an exhaustive list or summary of all of the significant or material risks, challenges and uncertainties that we face.

•We may not be able to maintain or increase our historical revenue growth or achieve or maintain profitability in the future.
•Our business depends on generating and maintaining client demand, including through the adaptation and expansion of our services, and a significant reduction in such demand could materially affect our results of operations.
•We may be unable to effectively manage our growth, which could place significant strain on key personnel, as well as our systems and other resources.
•We may not be successful at integrating or managing future acquisitions or business combinations.
•Our competitiveness and success depend substantially on the continuing efforts of our CEO and Chairman, Mark Vorsatz, our senior Managing Directors and other key personnel.
•If we cannot maintain our firm culture as we grow and operate as a public company, our success and our business may be harmed.
•Failure to maintain our reputation and brand could impact our ability to attract and retain clients, employees and future acquisition targets and business combinations, and may harm our business.
•Our ability to staff client engagements, maintain relationships with clients and drive future growth depends on our ability to recruit, train and retain qualified professionals.
•If we were to be held liable for alleged errors, omissions, illegal practices or other misconduct in providing our services to clients, our brand and reputation could be harmed.
•We may enter into or invest in new lines of business or engage in other strategic initiatives that may fail to generate revenue and result in additional risks to our business.
•If we fail to compete effectively, we may miss business opportunities or lose existing clients, and our revenue may decline.
•We may experience quarterly fluctuations in our operating results, as well as our key metrics, due to a number of factors that make our future results difficult to predict and could cause our operating results to fall below market expectations or guidance we may provide.
•Rapid technological changes, including the widespread adoption of AI, could significantly impact our competitive position, client relationships and results of operations.
•We may face legal, reputational and financial risks relating to cybersecurity incidents or attacks affecting us.
•We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

•Our principal asset is our interest in AT Umbrella LLC and, accordingly, we depend on distributions from AT Umbrella LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement, which distributions AT Umbrella LLC may be restricted from making.
•The dual-class structure of our common stock has the effect of concentrating voting control with Aggregator, which holds in the aggregate approximately 98.7 % of the combined voting power of our outstanding capital stock. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any major corporate transaction requiring stockholder approval, including change of control transactions.

Risks Related to Our Business, Operations and Industry

We may not be able to maintain or increase our historical revenue growth or achieve or maintain profitability in the future.

We generated $838.7 million and $731.6 million of revenue in 2025 and 2024, respectively. We also generated a net loss of $(130.2) million in 2025, driven primarily by issuance of new profits interest units and equity restructuring costs as compared with net income of $134.8 million in 2024. Our ability to maintain or increase our historical revenue growth or achieve or maintain profitability depends on our ability to continue to generate and maintain client demand in the professional services industry, as well as to anticipate, gauge, and react to changing client preferences in a timely manner. You should not rely on the revenue growth or profitability of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will fluctuate in the future as a result of a variety of factors and our profitability may not be maintained. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by growing companies. If our assumptions regarding these and other similar risks and uncertainties are incorrect or change, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer. If we are unable to remain competitive, or if we fail to anticipate accurately and respond to trends and shifts in client needs, we could lose current clients, fail to attract new clients, or experience lower revenue or net income, any of which could have an adverse effect on our results of operations and financial condition.

Our business depends on generating and maintaining client demand, including through the adaptation and expansion of our services, and a significant reduction in such demand could materially affect our results of operations.

The professional services industry has been and continues to be impacted by significant competition, technological changes and innovation. Our success depends, in part, on our ability to continue to develop and implement service offerings that anticipate and respond to rapid and continuing changes to serve the evolving needs of our clients and to remain competitive. As we continue to adapt and also expand our service offerings, including to keep up with advanced technologies being deployed by our competitors, we may be exposed to operational, legal, regulatory, ethical, technological and other risks, which may negatively affect demand for our services.

Developments in the professional services industry, which may be rapid, also could shift demand to new services. If, as a result of new technologies or other changes, our clients demand new services, we may be less competitive in these new areas or need to make significant investment to meet that demand. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our service offerings at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services, results of operations, and ability to develop and maintain a competitive advantage and to execute on our growth strategy could be adversely affected. See the risk factor titled “-Risks Related to Information Technology, Infrastructure and Intellectual Property-Rapid technological changes, including the widespread adoption of AI, could significantly impact our competitive position, client relationships and results of operations.”

We may be unable to effectively manage our growth, which could place significant strain on key personnel, as well as our systems and other resources.

Our growth in recent years has been both organic and through acquisitions, and we expect this growth to continue, including through acquisitions and business combinations, as we execute on our business strategy. This growth requires that we invest substantial amounts of cash in human capital and the infrastructure to support them, including recruiting, training, administration, and facilities. Significant and/or rapid growth places substantial strain on our key personnel and our administrative, operational and financial infrastructure, and creates challenges, including:
•recruiting, training and retaining sufficiently skilled professionals and other personnel;
•balancing headcount with client requirements;

•balancing an increase in the number of experienced personnel that have correspondingly higher billing rates with hiring, training, and deploying less experienced personnel;
•planning and maintaining resource utilization rates consistently and efficiently;
•maintaining our culture;
•developing and maintaining close and productive relationships with potential and existing clients;
•controlling costs and minimizing cost overruns and project delays;
•effectively maintaining productivity levels and implementing process improvements during periods of uneven client demand; and
•scaling and improving our information security and internal administrative, operational and financial infrastructure.

As we grow, whether through introducing new services, entering into new markets and client relationships, pursuing acquisitions and business combinations, or other inorganic growth opportunities or otherwise, our business will face new risks and challenges. If the challenges associated with expansion and new investments negatively impact our anticipated growth and margins, or if we are unable to effectively manage the human capital and infrastructure challenges related to such growth, our business, prospects, financial condition and results of operations could be materially adversely affected.

We may not be able to identify and complete acquisitions of additional businesses, or business combinations, including due to regulatory or legal restrictions, which may limit our ability to pursue our business strategy.

Our business strategy involves the acquisition of additional businesses and business combinations that we believe will strategically complement our existing business. These activities will require us to identify suitable acquisition candidates and business combinations or other strategic investment opportunities that meet our criteria and are compatible with our growth strategy and culture. We expect to incur significant costs in connection with our acquisition and business combination strategy, including fees of our attorneys and other advisors and other costs related to these transactions.

In the first quarter of 2026, we entered into the proposed acquisitions of four Andersen member firms, and a business combination with one Andersen member firm, all of which are expected to close in the second quarter of 2026, subject to the satisfaction of certain closing conditions. Any proposed acquisitions or business combinations that we announce may not close on the timeline we expect or at all, and we may be unable to identify suitable acquisition or business combination candidates in the future or acquire or complete a business acquisition with them on acceptable terms, or at all. For example, while we are leveraging an AI platform to review due diligence materials, streamline process management and assist in contract negotiations in connection with our acquisition and business combination strategy, we may not be effective in using AI tools to identify and complete acquisitions or business combinations and such tools may not have the intended effect of improving transaction management or identification of risks. Our ability to acquire businesses or complete business combinations on favorable terms may be constrained by a number of factors, including competition from other potential acquirors with significantly more resources than us; regulatory or legal restrictions such as antitrust challenges, foreign investment restrictions, and applicable labor law; changes in market conditions; or otherwise; which may result in higher expenses incurred without benefiting from the anticipated revenue growth of any such uncompleted acquisitions or business combinations and could impede our growth strategy.

We may not be successful at integrating or managing acquisitions or business combinations, and/or such acquisitions or business combinations may not otherwise perform to our expectations, which may increase the costs and reduce the benefits, if any, we receive from such acquisitions.

During the first quarter of 2026, Andersen entered into definitive agreements for the acquisition of four member firms located in the strategically important areas of Africa and Latin America, and for a business combination with one member firm located in the strategically important area of Canada. These transactions are expected to close in the second quarter of 2026, subject to the satisfaction of certain closing conditions. While acquisitions are a key part of our growth strategy, these transactions involve significant risks. Acquired companies may not advance our business strategy or achieve a satisfactory return on our investment. Acquisitions and business combinations also may involve a number of financial, business and operational risks, such as difficulties in integrating diverse cultures and management styles; client relationship issues; decreased utilization during the integration process; loss of key existing or acquired personnel; increased costs to improve or coordinate operational, financial and administrative systems; dilutive issuances of equity securities; the assumption of legal liabilities, including malpractice and similar claims; future earn-out payments or other price adjustments; potential future write-offs relating to the impairment of goodwill or other acquired intangible assets or the revaluation of assets; difficulty or inability to collect receivables; and undisclosed liabilities. In addition, we may need to implement controls, processes, and policies appropriate for a public company at acquired companies that may have previously lacked such controls, processes, and policies in areas such as cybersecurity, accounting, internal controls, IT, and privacy. We may also face additional financial, business and operational risks as a result of acquisitions and business combinations designed to broaden our range of services and related client bases, such as from potential expansion of our relationship with Andersen Consulting. Any of these risks may be heightened in the context of the acquisition of an international business. See the risk factor titled “International expansion will subject us to additional costs and risks and our plans may not be successful.”

The process of managing and integrating acquisitions and business combinations into our existing operations may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the operation, development and organic expansion of our existing operations. In addition, we may continue to seek to consummate multiple concurrent acquisitions or business combinations which may cause additional integrational difficulties and further strain our resources and capabilities. To the extent that we misjudge our ability to effectively manage and integrate acquisitions or business combinations, we may have difficulty achieving our operating, strategic and financial objectives.

Certain acquisition and business combination structures, including any that take the form of an asset purchase, may require us to enter into new client engagement agreements. All clients may not want to work with a new organization. In certain cases, the consent of clients may not be able to be solicited until after the acquisition or business combination has closed and therefore, we cannot assure you that clients of an acquired business will agree to work with us.

From time to time, we also hire groups of selected professionals from another company. In such event, there may be restrictions on the ability of the professionals who join us to compete and work on client engagements. In addition, we may enter into arrangements with the former employers of those professionals regarding limitations on their work until any time restrictions pass. In such circumstances, the utilization of such professionals may be limited after they are hired, and our financial results could be negatively affected until their restrictions end. We could also face litigation risks from group hires, which could result in increased costs, potential significant monetary damages and could further delay or restrict the ability of such new hires to provide services. In addition, businesses that we acquire, or with which we complete a business combination, or employees who join us may not be free to accept engagements they could have accepted prior to our acquisition or hire because of relationship issues or actual or perceived conflicts of interest.

If not effectively managed, the disruption of our ongoing business, increases in our expenses, including significant one-time expenses and write-offs; assumption of unknown liabilities, including tax, litigation, cybersecurity, and other commercial risks; and difficulty and complexity of effectively integrating acquired operations may adversely affect our overall growth and profitability.

Our competitiveness and success depend substantially on the continuing efforts of our CEO and Chairman, Mark Vorsatz, our senior Managing Directors and other key personnel.

Our future success heavily depends upon the expertise, reputation and continued services of our CEO and Chairman, Mark Vorsatz. If Mr. Vorsatz were no longer working at our company, our brand, reputation, and ability to attract and retain clients, senior Managing Directors and other employees, or to execute on our growth strategy, may be materially adversely affected. Although Mr. Vorsatz spends significant time with us and is highly active in our management, he also currently serves as Global Chairman of Andersen Global, a Swiss association of over 300 member and collaborating firms and of which we are a founding member. We believe our relationship with Andersen Global enhances our business through referrals and client introductions from these international partner firms and we do not believe that the time that Mr. Vorsatz currently spends on his Andersen Global duties directly impacts our operations or financial position. However, Mr. Vorsatz’s service with Andersen Global may detract from time otherwise available for his duties and role at our firm and he may be required to devote more time to Andersen Global in the future. In addition, effective management of future succession planning, including succession plans for Mr. Vorsatz and other senior Managing Directors and key personnel, is important for our future success. Inadequate succession planning or the unexpected departure of Mr. Vorsatz could cause substantial disruption to our business operations, deplete our institutional knowledge base and referral network, hinder our ability to pursue our strategic expansion strategy, and erode our competitive advantage.

Our success also depends on the continued service of our senior Managing Directors and other key personnel. Our senior professionals’ expertise, skill, reputation and relationships with clients, potential clients, member and collaborating firms of our global network, Andersen Global, and the leadership personnel of Andersen Consulting are critical elements in maintaining and expanding our businesses. If one or more of these personnel are unable or unwilling to continue in their present roles, we may not be able to replace them easily or at all. While we do not have a mandatory retirement age, if any of our senior Managing Directors or key personnel were to retire, or decide to resign, join an existing competitor, form a competing company or otherwise leave us, we may jeopardize client relationships and ultimately lose clients, know-how and other key personnel, particularly if we have not adequately hired or trained our junior professionals or appropriately staffed our client engagements. In addition, the departure of one or more professionals may lead to the departure of other professionals who desire to continue to work together elsewhere or who decide to accelerate their retirement decision making. If we are unable to attract or retain our senior Managing Directors or key personnel due to the intense competition for talent in our industry, it could disrupt our business operations and growth.

If we cannot maintain our firm culture as we grow and operate as a public company, our success and our business may be harmed.

We have invested substantial time and resources into building our firm culture and believe that it has been a critical component of our success to date. As we continue to grow, including through geographical expansion, expansion into new services offerings, the acquisition of businesses or groups of professionals, business combinations, and developing the infrastructure associated with being a public company, we will need to maintain our culture across a larger number of employees, service offerings, and geographic regions. As we grow and operate as a public company, it may be difficult to maintain the collaboration, innovation, and values, such as commitment to transparency, that are important to our culture. Any failure to preserve our culture could negatively impact our operations, including our ability to retain and recruit personnel and to effectively focus on and pursue our business objectives. If we cannot maintain our firm culture as we grow and operate as a public company, it could have a material adverse effect on our financial condition and results of operations.

Failure to maintain our reputation and brand could impact our ability to attract and retain clients, employees and future acquisition targets or business combinations, and may harm our business.

As a professional services firm, our ability to secure new engagements depends heavily upon maintaining our reputation and brand and the individual reputations of our professionals. Any factor that diminishes our brand or reputation or that of our professionals, including not meeting client expectations or illegal practices or misconduct by our professionals, could make it substantially more difficult for us to attract new clients, employees and future acquisition targets or business combinations, or to retain existing clients and employees. Similarly, because we obtain many of our new engagements from former or current clients, or from referrals by those clients, any client that questions the quality of our work or that of our professionals could impair our ability to secure additional new engagements and clients, and could impair our ability to hire new employees or attract future acquisition targets and business combinations.

Further, because we provide our services primarily in connection with significant or complex matters that often involve confidential and sensitive information, and because our work is the product of myriad judgments of our professionals and other staff operating under significant time and other pressures, we may not always perform to the standards expected by our clients. In addition, we may face reputational damage from, among other things, litigation against us, SEC or other domestic or foreign governmental investigations or sanctions, professional licensing organization disciplinary investigations or actions, or our failure to protect confidential information. In the past, employee negligence or misconduct has adversely affected our business, and we cannot assure that this will not occur in the future. See the risk factor titled “-If we were to be held liable for alleged errors, omissions, illegal practices or other misconduct in providing our services to clients, our brand and reputation could be harmed and we could incur significant costs, which may exceed available insurance, if any, and which could harm our business.” If our employees engage in actual or perceived misconduct or negligence in the provision of client services we could be subject to regulatory sanctions and legal liability and could suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients, and our insurance coverage may not be sufficient to fully compensate us for any losses we may incur. It is not always possible to deter or prevent employee misconduct or negligence, and the precautions we take may not be effective in all cases. In addition, our professionals and other employees are responsible for the security of the information in our systems or under our control and for ensuring that non-public information is kept confidential. Should any employee not follow appropriate security measures, this could result in the improper release or use of confidential information. If our employees engage in misconduct or fail to follow appropriate security measures, we could be subject to legal liability and reputational harm, which could impair our ability to attract and retain clients and in turn materially adversely affect our business.

Our ability to staff client engagements, maintain relationships with clients and drive future growth depends on our ability to recruit, train and retain qualified professionals.

We deliver sophisticated professional services to our clients and our business is highly labor-intensive. Our success and future growth is dependent, in large part, on our ability to keep our supply of skills and human resources in balance with client demand, particularly as we expand our service offerings and as the market and technological advancements continue to evolve. To attract and retain clients, we need to consistently demonstrate professional acumen and build trust and strong relationships. Our professionals have highly specialized skills. They also develop strong bonds with the clients they serve, which is a critical element in obtaining and maintaining client engagements. Our continued success depends upon our ability to continue to attract and retain professionals who have the expertise, reputation and client relationships critical to maintaining and developing our business. We face intense competition in recruiting and retaining highly qualified professionals to drive our growth and support the expansion of our business. We incur significant expenses and expend significant time and resources to recruit, train, integrate and develop our professionals, and we expect these costs to continue as we grow. We also experience attrition of highly qualified professionals in the normal course of our business. We cannot assure you that we will be able to continue to attract or retain any particular qualified professionals or replace those that choose to leave us. Adverse labor and economic market conditions and intense competition for skilled personnel may inhibit our ability to recruit new employees or retain existing employees. In particular, there is a global talent shortage in the accounting sector, which makes these professionals in particularly high demand, and makes our ability to recruit and hire appropriately qualified professionals particularly time-consuming, competitive and expensive compared to many other industries. Additionally, there are challenges related to integrating personnel into our organization and ensuring a proper cultural fit, and these challenges may increase as we continue to grow, particularly internationally. If we are unable to successfully integrate, motivate, retain or replace qualified professionals, our ability to continue to secure or perform work for our clients may suffer.

Our principal competition for talent comes from other large accounting and consulting firms, as well as from organizations seeking to staff their internal professional positions. If we successfully expand our service offerings to include legal services or investment banking, we would face competition for talent from law firms or investment banks providing the services we provide and in the geographies where we operate. Many of these competitors may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we can offer. Therefore, we may not be successful in attracting and retaining the skilled professionals we require to conduct and expand our operations successfully. Increasing competition for these revenue-generating professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations.

If we were to be held liable for alleged errors, omissions, illegal practices or other misconduct in providing our services to clients, our brand and reputation could be harmed and we could incur significant costs, which may exceed available insurance, if any, and which could harm our business.

All of our services entail an inherent risk of claims of malpractice and other similar claims resulting from alleged errors, omissions, illegal practices or other misconduct in providing our services to clients. Actual or perceived errors, omissions, illegal practices and other misconduct by our professionals in the course of delivering services, or our failure to meet our contractual obligations to a client, have resulted and could in the future result in a reduction in our revenue, damage to our reputation, and in clients terminating our engagement or making claims for substantial damages against us. In addition, our business strategy of seeking to acquire additional groups of professionals and businesses and seeking business combinations and affiliations with groups of professionals, may increase the probability of the occurrence of such claims. Although we maintain errors and omissions insurance coverage, we cannot be certain that actual claims, judgments, settlements, or related legal expenses would not exceed the coverage amounts. In addition, if we expand our service offerings to include legal advice or other offerings, we cannot be certain that we will be able to procure adequate insurance coverage to mitigate the increased risk of claims that may occur, including in regards to legal malpractice or breach of professional responsibility obligations. If judgments, settlements, or related legal expenses exceed insurance coverage by a substantial amount, they could have a material adverse effect on our business, financial condition and operating results. In addition, we cannot be certain that the different insurance carriers which provide errors and omissions coverage for different lines of our business will not dispute their obligation to cover a particular claim. If we have a large claim, or a large number of claims, on our insurance, the rates for such insurance may increase, and amounts expended in defense or settlement of these claims prior to exhaustion of deductible or self-retention levels may become significant. Further, some contractual arrangements with clients may constrain our ability to incorporate such increases into our billing rates. Insurance rate increases, disputes by carriers over coverage questions, payments by us within deductible or self-retention limits, as well as any underlying claims or settlement of such claims, along with any resultant negative publicity or damage to our brand, could have a material adverse effect on our reputation, business, financial condition and results of operations.

We may enter into or invest in new lines of business or engage in other strategic initiatives that may fail to generate revenue and result in additional risks to our business.

In addition to future acquisitions of, and business combinations with, businesses, we also plan to grow our business by entering into new lines of business or engaging in other strategic initiatives to significantly expand the scope and scale of our service offerings. For example, in the near-term, we plan to seek to expand the scope of our consulting services practice, including as to our relationship with Andersen Consulting. This growth strategy will subject us to numerous risks and uncertainties, including risks associated with actual or perceived conflicts of interest, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients.

Entry into certain lines of business may also subject us to new laws, regulations and professional rules of responsibility with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. We could also face new competition by entering into new lines of business, and we may not successfully overcome any barriers to entry. If a new service offering or other strategic initiative generates insufficient revenue or if we are unable to efficiently manage our expanded services offerings, our business, financial condition and results of operations could be materially adversely affected.

If we fail to compete effectively, we may miss business opportunities or lose existing clients, and our revenue may decline.

The market for our services is highly competitive. We do not compete against the same companies across all of our service offerings. Instead, we compete with different companies or businesses depending on the particular nature of an engagement. Our primary competitors include large global full-service financial advisory and consulting firms; accounting and advisory practices that focus on middle-market clients; full-service, boutique and specialized tax advisory firms; local providers in the tax, legal, financial advisory and consulting markets internationally; and in-house tax and accounting departments of our clients and potential clients. We compete on national, international and regional bases, and on the basis of a number of factors, including depth of client relationships, industry knowledge, transaction execution skills, our range of services, innovation, reputation and price. In addition, we could experience additional competition as we expand our service offerings, enter new geographic markets and acquire businesses, and complete business combinations, in the future. Some of our competitors have significantly more financial resources, a larger national or international network or presence that may enable them to respond to clients’ international needs more effectively, larger professional staffs and greater brand recognition than we do. Some have lower overhead and other costs and can compete through lower-cost service offerings. Our larger and better capitalized competitors may be better able to respond to changes in the market, to compete for skilled professionals, to finance acquisitions and business combinations, to fund internal growth and technological advancements and to compete for market share generally, which puts us at a competitive disadvantage and could result in pricing pressures or loss of opportunities.

In addition, in our business, there are usually no long-term contracted sources of revenue and clients could seek similar services from a competitor at any time. If we are unable to compete successfully with our existing competitors or with any new competitors, we will not be able to implement our growth strategy, which could materially adversely affect our business, financial condition and results of operations.

Since our business depends in large part on professional relationships and networks, our business has relatively low barriers to entry for experienced professionals electing to start their own firms or work independently. In addition, it is relatively easy for professionals to change employers. As a result, we could face additional competition from new firms that may be formed in the future.

If we cannot compete effectively or if the costs of competing, including the costs of hiring and retaining professionals, become too expensive, our revenue growth and financial results could be adversely affected and may differ materially from our expectations. Additionally, our competitors may adopt and deploy new technologies, such as AI and machine learning, more rapidly or successfully than we do, which may materially adversely affect our competitive position, financial condition and results of operations.

Our revenue and profitability may vary based on the mix of the types of our client engagements and may be adversely affected by our failure to recover the expenses, time, and resources for our client engagements.

We currently generate a substantial majority of our revenue on a time and materials basis, and to a lesser extent, by fixed-fee contracts, and contingent fee contracts. In the future, our revenue and profitability could vary materially depending on changes in the nature of services provided, as well as the stage of performance at which the right to receive fees is finally determined.

Our profitability could be adversely affected when we incur costs that we cannot bill to our clients. Each of our engagements involves a level of risk that we could underestimate the expenses, time and resources necessary for the client engagement. The rates we are able to charge for our services are affected by a number of factors, including general economic and political conditions; the competitive environment in our industry; the introduction of new technologies (such as generative AI), services or products by competitors, which could reduce our ability to obtain favorable pricing and impact our overall economics for the services we offer; our ability to accurately estimate our costs; and the procurement practices of our clients. There may also be fee adjustments if we cannot bill for the time incurred. Engagement costs may increase for many reasons, including technical challenges, delays, workforce-related issues, inaccurate initial cost estimates, inability to achieve efficiencies, changing laws or regulations, inflation and natural disasters. If we are unable to manage and control these costs, our operating results could be adversely affected, and we may be unable to retain existing clients or secure future engagements.

In the future, some clients could increasingly prefer alternative fee arrangements that may place limitations on our fee structure, or that may shift more of our revenue-generating potential to back-end contingent and success fee arrangements, particularly if we expand our service offerings to provide legal advice. With respect to such alternative fee arrangements, there is a risk that the cost of providing services exceeds the fees we collect during all or a portion of the term of the engagement. In such cases, our failure to manage the engagement efficiently or collect the success or performance fees could expose us to a greater risk of loss on such engagement than other fee arrangements or may cause variations in our revenue and operating results due to the timing of achievement of the performance-based criteria, if achieved at all. Our ability to service clients with these fee arrangements may not directly correlate to our costs incurred, which could adversely impact or result in a loss of the profitability of such engagements, and therefore could adversely affect our financial results.

Our profitability could suffer if we are not able to effectively utilize our employees, maintain operational efficiencies or manage our cost structure.

Our failure to manage the utilization of our professionals who generally bill on an hourly basis, or maintain or increase the hourly rates we charge our clients for our services, could result in adverse consequences, such as non- or lower-revenue-generating professionals, increased employee turnover, fixed compensation expenses in periods of declining revenue, and the inability to appropriately staff engagements.

A number of factors affect the utilization of our professionals, some of which are outside our control, including general economic and financial market conditions; the complexity, number, type, size and timing of client engagements; the level of demand for our services; appropriate staffing levels in light of changing client demands, expectations or market conditions; our ability to transition our employees efficiently from completed engagements to new engagements; the transition period for new hires that results in a temporary drop in utilization; unanticipated changes in the scope of client engagements; our ability to forecast demand for our services; conditions affecting our clients’ businesses and industries as well as general economic conditions; competition, business combinations and acquisitions. In addition, our expansion into or within lines of business or geographic locations where our brand is not well-known or where demand for our services is not well-developed could also contribute to low or lower utilization rates in certain service offerings or locations.

Our people are our primary asset and account for the majority of our expenses. If we are unable to manage staffing levels on a timely basis in light of changing opportunities or conditions, which may include either insufficient or excess personnel than required to meet client demand, our ability to accept or service client engagements, take advantage of positive market and industry developments, expand into new service offerings, realize future growth or manage our cost structure could be negatively affected, which could negatively impact our client relationships, competitiveness, revenue and profitability.

Claims or adverse publicity could harm our brand, reputation and ability to compete and attract and retain clients, talent and future acquisition targets and business combinations.

Our reputation is potentially susceptible to damage by actions or statements made by current or former clients and employees, competitors, vendors, adversaries in legal proceedings, government regulators, professional licensing organizations, as well as members of the investment community and the media. Our engagements may involve matters that may result in a severe impact on a client’s business, cause the client a substantial monetary loss or prevent the client from pursuing business opportunities. Additionally, some of our engagements may involve matters or clients that may be socially or politically unpopular, which could result in adverse publicity and harm our reputation. Our ability to retain existing clients and generate repeat engagements depends upon our ability to maintain a high degree of client satisfaction. Our ability to attract new clients and future acquisition targets or business combinations, and to hire and retain highly skilled professionals, depends upon our reputation in the professional services industry. As a result, any claims or adverse publicity involving the quality of our services or the reputation of our professionals, matters or clients may be more damaging than similar claims or publicity relating to businesses in other industries. There is a risk that negative information about us, even if untrue, could adversely affect our business, could cause damage to our reputation and be challenging to repair. Additionally, any claims or adverse publicity involving Andersen Global member or collaborating firms, or the failure of Andersen Global to manage any internal conflicts between member or collaborating firms, may adversely affect our brand and reputation. Similarly, any claims or adverse publicity involving Andersen Consulting partner firms, or the failure of Andersen Consulting to manage any internal conflicts between partner firms, may adversely affect our brand and reputation. See the risk factor titled “-If we fail to continue to benefit from our existing business relationships and fail to establish new relationships in the future, our results of operations could be adversely affected.”

Damage to our reputation could also reduce the value and effectiveness of our brand name and could reduce investor confidence in us. Any such claims, adverse publicity or negative connotations may adversely affect our reputation or the reputations of our professionals, or may otherwise harm our ability to attract or retain clients, employees and future acquisition targets and business combinations, all of which could have an adverse effect on our results of operations, business or prospects.

Adverse judgments or settlements in legal disputes could result in monetary damages or injunctive relief that could damage our reputation and materially affect our results of operations.

We are subject and party to, and may in the future become subject and a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Our business is subject to the risk of litigation involving current and former employees, clients, competitors, or others through private actions, class actions, whistleblower claims, administrative proceedings, regulatory actions, criminal proceedings or other litigation. Regardless of the merits of the claims, the cost to defend current and future litigation may be significant, and such matters can be time-consuming and divert management’s attention and resources. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages, fines, penalties, or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. Moreover, as we expand our service offerings into new areas, we may be exposed to additional and evolving risks specific to these new areas.

The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements in some or all of such disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could also damage our reputation and make it more difficult to compete effectively or obtain adequate insurance coverage in the future.

Consolidation in the professional services industry could have a material adverse effect on the competitiveness of our business, financial condition and results of operations.

Consolidation in the professional services industry could create increased pricing and competitive pressures for the industry as a whole and our business in particular. In addition, consolidation could also result in an increasing number of very large companies offering services across a wide variety of individual and business needs. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. We expect new and existing companies in the professional services industry to continually revise and improve their business models. The growth of these companies, which may have significantly more resources, market share and marketing power than we do, could also result in increased pricing and other competitive pressures for us. These companies could also be quicker or more effective at acquiring and integrating professionals or businesses in international markets than we are, which may impede our ability to grow. Accordingly, industry consolidation could harm our business.

We have a relatively short operating history at our current scale in a competitive industry and, as a result, our past results may not be indicative of future operating performance.

We have a relatively short history of operating at our current scale. As a result, we have limited financial and operational data that can be used to evaluate our future business and prospects. Our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and forecast future growth. Any evaluation of our business and prospects must be considered in light of our short operating history at our current scale, which may not be indicative of future performance. Because of our limited operating history at our current scale, we face increased risks, uncertainties, expenses, and challenges, including our ability to execute on our growth strategy and the other the risks and uncertainties discussed under this Part I, Item 1A “Risk Factors.”

We may experience quarterly fluctuations in our operating results, as well as our key metrics, due to a number of factors that make our future results difficult to predict and could cause our operating results to fall below market expectations or guidance we provide.

Our operating results and key metrics may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results should not be relied on as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or research analysts, or below any guidance we provide to the market, the price of our Class A common stock could decline substantially.

Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risks and uncertainties discussed under this Part I, Item 1A “Risk Factors,” factors that may affect our quarterly operating results, business and financial condition include the following:
•failure to successfully manage or integrate any acquisitions or business combinations;
•demand for our services;
•failure to recruit or retain talent or key personnel;
•market acceptance of our current and future services;
•changes in the competitive dynamics of the professional services industry;
•our ability to control and predict costs, including our operating expenses;
•the impact of non-cash expenses, such as the equity-based compensation and restructuring expenses discussed under Part II, Item 7 “Management’s Discussion and Analysis of Results of Operation and Financial Condition”;
•our revenue mix in a particular quarter;
•the seasonality of our business;
•the timing and size of new engagements;
•timing of client payments;
•the outcome or publicity surrounding any pending or threatened lawsuits or professional licensing organization disciplinary action;
•general economic and political conditions;
•changes in the legal or regulatory environment; and
•unexpected events, including those resulting from climate change, public health emergencies, international or civil conflicts, wars or other hostilities, such as the 2026 conflict in Iran and escalating tensions in the Middle East, terrorism, tariffs or other trade actions, or other geopolitical events and any disruption these events may cause the global economy.

Based upon the factors described above and those discussed elsewhere under this Part I, Item 1A “Risk Factors,” we have a limited ability to forecast the amount and mix of future revenue and expenses, which may cause our operating results to fall below any guidance we provide to the market or the expectations of investors or research analysts. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management away from our business, which could significantly harm our profitability and reputation.

Our business activity and associated revenue is subject to seasonality, which could result in fluctuations in the market price of our Class A common stock.

Historically, our business activity and associated revenue has been highest in our first and third quarters, primarily driven by our tax services offerings. We expect that this seasonality will continue to be a factor in our results of operations and may reduce our ability to predict our cash flows and optimize the timing of our operating expenses. Additionally, our revenue in any given period is dependent on the number of fee-paying clients in such period and the size of engagements on which we are advising. As a result, we believe that comparisons of our results of operations between different quarters within a single fiscal year are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. In the event that any fluctuations in our revenue and results of operations result in our failure to meet our forecasts, or the forecasts of research analysts, the market price of our Class A common stock could fluctuate or decline.

International expansion will subject us to additional costs and risks and our plans may not be successful.

Currently, we only have offices in the United States, and historically the vast majority of our revenue has been derived from U.S. clients. During the first quarter of 2026, Andersen entered into definitive agreements for the acquisition of four member firms located in the strategically important areas of Africa and Latin America and for a business combination with one member firm located in the strategically important area of Canada. These transactions are expected to close in the second quarter of 2026, subject to the satisfaction of certain closing conditions. Further expansion into markets outside the United States is one of our key long-term strategies for the future growth of our business. There are, however, significant costs and risks inherent in providing our current or future services in international markets, including failure to effectively establish and maintain our brand and reputation; time and difficulty in building and maintaining a widespread client network; increased costs, including compliance costs; potentially lower margins in some regions; potentially longer collection cycles in some regions; increased competition from local or regional providers of similar services; compliance with foreign laws, regulations and professional licensing rules, including taxes and enhanced privacy laws, rules and regulations; establishing and maintaining effective internal controls at foreign locations and the associated increased costs; the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; compliance with applicable anti-bribery, anti-corruption, sanctions, and anti-money laundering laws; currency exchange rate fluctuations and related effects on our results of operations; socioeconomic, labor or political instability in foreign economies and markets; compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; tariffs and trade actions; and other costs and risks of doing business internationally.

These and other factors could harm any future international operations and, consequently, our business, results of operations, and financial condition. Further, we may incur significant operating expenses as a result of any international expansion, and it may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We also have limited operating experience outside of the United States and in our expansion efforts we may encounter obstacles we do not face in the United States, including cultural and linguistic differences; differences in regulatory environments, labor practices and market practices; differences in professional licensing rules; difficulties in keeping abreast of market, business and technical developments; and preferences of foreign clients. We may also encounter difficulty expanding into international markets because of limited brand recognition, leading to delayed or limited acceptance of our services in these markets and increased marketing costs to establish our brand. Accordingly, if we are unable to successfully expand internationally, our financial condition and results of operations could be harmed.

If we fail to continue to benefit from our existing business relationships and fail to establish new relationships in the future, our results of operations could be adversely affected.

Our success depends, in part, on continuing to benefit from our existing business relationships, including experienced professionals within the Andersen Global network, former clients and third-party vendors, as well as our existing client relationships. We depend on referrals within Andersen Global to attract new clients and to connect existing clients with experienced professionals outside the United States when the need arises. We also obtain many of our new engagements from former or current clients, or from referrals by those clients, and may increasingly depend on third-party service providers to support the infrastructure needed to effectively run and grow our business. We also plan to continue expanding our relationships with existing clients, including by offering additional services across our platform such as in connection with a potential expansion of our relationship with Andersen Consulting. If we fail to continue to benefit from these existing relationships, or fail to establish and maintain new relationships in the future, our results of operations could be adversely affected.

We are dependent on our existing client base and our ability to retain and expand our relationships with such clients. Our clients may terminate our engagements with little or no notice and without penalty, which may result in unexpected declines in our revenue or unexpected costs.

Our ability to maintain continuing relationships with our clients and successfully obtain payment for our services is essential to the growth and profitability of our business. However, the volume of work performed for any specific client is likely to vary from year to year, and we generally do not have long-term commitments from clients to use our services. A client in one year may not provide the same level of revenue for us in any subsequent year. Further, one or more of our clients could be acquired, and there can be no assurance that the acquirer would choose to use our services in respect of such client to the same degree as previously, if at all. In addition, the services we provide to our clients, and the revenue and income from those services, may decline or vary as the type and quantity of services we provide changes over time. Our business model also depends on relationships our teams develop with our clients so that we can understand our clients’ needs and deliver services that are tailored to those needs. If a client is not satisfied with the quality of work performed by us, or with the services delivered, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts, which could mean that we could incur costs for the services performed with no associated revenue. This could also direct future business to our competitors.

We may also fail to assess the creditworthiness of our clients adequately or accurately. Our clients’ ability to terminate engagements with little or no notice, and our clients’ inability or unwillingness to pay for services we performed, can make our future revenue and profitability difficult to predict. Although a substantial majority of our revenue is generated from clients who also contributed to our revenue during the prior year, our engagements with our clients are typically for engagements that are singular in nature. Therefore, we must seek to obtain new engagements when our current engagements end.

The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Termination, non-renewal, delay or renegotiation of an engagement could cause us to experience a higher-than-expected number of unassigned employees and thus compress our margins until we are able to reallocate our headcount. Clients that delay payment, request modifications to their payment arrangements, or fail to meet their payment obligations to us could increase our cash collection time, cause us to incur bad debt expense, or cause us to incur expenses in collections actions. If we are unable to replace clients or revenue as engagements end, or if clients unexpectedly cancel engagements with us or curtail the scope of our engagements and we are unable to replace the revenue from those engagements, eliminate the costs associated with those engagements or find other engagements to utilize our professionals, our financial results could be materially adversely affected.

Volatile, negative or uncertain economic and geopolitical conditions could adversely affect our business and materially reduce our revenue.

Global macroeconomic and geopolitical conditions can affect certain of our service offerings and our clients’ businesses. Volatile, negative and uncertain economic and geopolitical conditions have in the past undermined and could in the future cause our clients to reduce or defer their spending on new initiatives, resulting in clients reducing, delaying or eliminating spending under existing engagements, particularly in our mergers and acquisitions, or M&A, transactions services and other commercial service offerings involving transactional or operational initiatives, which would negatively affect our business.

We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economies or political landscapes will have on our business, any particular service offerings, or any of our clients. These events and changes include fluctuations in U.S. and/or global economies, including economic downturns or recessions and the strength and rate of any general economic recoveries; the condition of the U.S. or global financial markets and the availability, costs, and terms of credit and credit modifications, including interest levels and inflationary pressures; levels of M&A activity; new and complex laws and regulations, repeals of existing laws and regulations or changes of enforcement of laws, rules and regulations; other economic, geographic or political factors; public health crises; tariffs and trade actions; the effects of climate change; and general business or other conditions. For example, the current U.S. administration has expressed strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and has imposed tariffs or other restrictions on products, components or raw materials sourced from those countries. Moreover, these new tariffs, or other changes in U.S. trade policy, have triggered and may in the future trigger retaliatory actions by affected countries, including reciprocal tariffs, including the possibility of tariffs on services.

Any of these events or changes, as well as other events outside our control, may have adverse effects on one or more of our service offerings or our clients’ businesses or industries. Ongoing economic and geopolitical volatility and uncertainty and changes in client demands affect our business in a number of other ways, including making it difficult to accurately forecast client demand and revenue. Changing demand patterns and their impact on us and our clients could have a significant negative impact on our results of operations.

Global inflationary pressures have in the past increased and may in the future increase the prices of goods and services, which could raise the costs associated with providing our services, diminish our ability to compete for new clients, and/or reduce willingness of new or existing clients to fully utilize our services.

For a variety of reasons, including geopolitical factors, the global economy in which we operate has faced, and may continue to face, heightened inflationary pressure, impacting the cost of doing business. These inflationary pressures have been and could continue to be exacerbated by geopolitical turmoil and economic policy actions, including new or increased tariffs, and the duration of such pressures is uncertain. In the future, adjustments to our fee structure may be insufficient to counter inflationary cost pressures, which may result in significant cost overruns on our engagements or an unwillingness of clients to fully utilize our services. To the extent that inflationary pressure affects our cost of revenue and general overhead, we may face the choice of raising the rates we charge for our services to try and maintain our margins or reduce or maintain our price structure to generate business. This could result in reduced profitability, or even losses, as inflation increases and therefore could adversely affect our financial results.

War, terrorism, other acts of violence or natural or man-made disasters may affect the markets in which we operate in the future and our ability to service our clients.

Our business may be negatively affected by instability, disruption or destruction in the geographic regions where we operate or by volatile conditions worldwide, and any disruption these events may cause to the global economy. War or other hostilities, such as the 2026 conflict in Iran and escalating tensions in the Middle East, terrorism, riot, civil insurrection or social unrest, man-made and natural disasters, and pandemics, communicable disease outbreaks and other regional or global health crises, may cause clients to delay their decisions on spending for our services. Our business continuity and disaster recovery plans may not be effective at preventing or mitigating the effects of any such disasters, particularly in the case of simultaneous or catastrophic events. These events pose significant security risks to our people, the facilities where they work, our operations, electricity and other utilities, communications, travel, and network services, and the disruption of any or all of them could adversely affect our ability to service our clients and materially adversely affect our financial results.

Payments by clients against open accounts receivable may be slower than expected, and we may face risks of fee non-payments, which could result in loss of engagements, fee write-offs, and reduced revenue.

Professional services firms like ours often experience higher average accounts receivable days outstanding compared to many other industries, which may be magnified if the general economy worsens. If our collections become slower, our liquidity may be adversely impacted. We monitor the aging of receivables regularly and make assessments of the ability of our clients to pay amounts due. We provide for potential bad debts and recognize additional reserves against bad debts as we deem it appropriate. Notwithstanding these measures, our clients may face unexpected circumstances that adversely impact their ability to pay their obligations to us and we may face unexpected losses as a result.

We typically do not receive a retainer before we begin performing services for a client. In the cases where we have received retainers, we cannot assure the retainers will adequately cover our fees for the services we perform on behalf of these clients. In some cases, we have pre-bill arrangements with clients, and the decline of client acceptance of these arrangements could result in a longer accounts receivable cycle. Additionally, from time to time we receive requests to discount our fees or to negotiate lower rates for our services and to agree to terms that may limit the size of an engagement or our ability to pass-through costs to our clients. We consider these requests on a case-by-case basis. We routinely receive these types of requests and expect this to continue in the future. In addition, our clients and prospective clients may not accept billing rate increases that we put into effect or implement in the future. Fee discounts, pressure not to increase or pressure to decrease our rates, and less advantageous contract terms could result in the loss of clients, lower revenue and operating income, higher costs and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on our results of operations. There is no assurance that significant client engagements will be renewed or replaced in a timely manner or at all, or that they will generate the same volume of work or revenue or be as profitable as past engagements.

We could be subject to reputational and legal risk arising from, among other things, actual or perceived conflicts of interest.

We face the possibility of an actual, potential or perceived conflict of interest where we represent a client on a transaction in which an existing client is a party. We may be asked by two potential clients to act on their behalf on the same transaction, including by two clients as potential buyers in the same acquisition transaction. In each of these situations, we face the risk that our current policies, controls and procedures may not timely identify or appropriately manage such conflicts of interest. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction or litigation. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. This risk could increase as we expand our service offerings, particularly if we begin providing legal advice and become subject to the professional licensing rules and ethical requirements related to those services. Reputational risk or litigation arising from conflicts of interest could have a material adverse effect on our reputation which could materially adversely affect our business in a number of ways, including a reluctance of some potential clients to engage our services.

From time to time we decide that we cannot or should not accept an engagement from an existing or prospective client or represent multiple clients in connection with the same or competitive engagements. In addition, upon occasion, we decide that we should or must resign from a client engagement. Such decisions may negatively impact our revenue, growth and financial results. While we follow internal practices to assess real and potential issues in the relationships between and among our clients, engagements, services and professionals, such concerns cannot always be avoided.

Our estimates of market opportunity and our ability to capture a meaningful share of this market may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of market opportunity and forecasts of market growth, and our ability to capture a meaningful share of this market, may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that affect the calculation of our market opportunity are also subject to change over time.

We cannot assure you that any particular number or percentage of service offerings, clients or industries covered by our market opportunity estimates will purchase our services at all or generate any particular level of revenue for us. In addition, any expansion in our market opportunity depends on a number of factors, including the cost, performance and perceived value associated with our service offerings and those of our competitors. Even if the market in which we compete meets the size estimates and growth we forecast, our business could fail to achieve a substantial share of this market or grow at a similar rate, if at all. Our growth is subject to many risks and uncertainties. Accordingly, the estimates of market opportunity or forecasts of market growth we have made and may make should not be taken as indicative of our future growth.

Risks Related to Government Regulation

Government regulations, interpretations and fiscal, regulatory and other policies are subject to changes, which could impact our clients and materially reduce our revenue.

Changes in laws and regulations, or the interpretation and application thereof, as well as fiscal, regulatory and other policies, could result in changes in the amount or the type of services required by businesses and individuals, as well as our operations. Any changes in law, as well as regulations and policies, including by means of legislative changes and/or executive orders, could affect us or our clients in substantial and unpredictable ways. Compliance with such requirements, if and when applicable to us, may be time-consuming and resource-intensive and may require us to hire or retain additional personnel or consultants and to implement additional controls. Our business may face increased scrutiny, including from investors and clients, related to these activities and our related disclosures and compliance efforts. We cannot be sure that future laws, regulations and policies, or the interpretation and application thereof, will provide the same or similar opportunities for us to provide our services to current or potential clients, or to meet our operational, financial and strategic objectives. Additionally, extensive and evolving regulation to which our clients are subject, including changes in tax laws, regulations and interpretations thereof, could increase potential risk of omissions, errors or other compliance failures, which could increase our costs and may result in claims against us.

Changes to tax laws, rules and regulations could impact our clients, decrease demand for our services, and materially reduce our revenue, and such changes, along with examinations of our tax returns, may negatively impact our effective tax rate and financial results and increase our cash tax payment obligations.

Significant changes to tax laws, rules and regulations, and, in particular, a radical simplification of tax laws, rules and regulations, could impact our clients, decrease demand for our services and negatively impact our business. In addition, changes to tax laws, rules and regulations could negatively affect our reported financial results and increase our cash tax payment obligations, including by reason of changes that increase tax rates, eliminate or reduce deductions, or affect the utility or value of deferred tax assets or liabilities. We cannot predict future changes in the tax laws, regulations, administrative guidance or judicial decisions to which we are subject or that could apply to our clients or our business.

In addition, as our business continues to grow and if we become more profitable, our tax obligations could significantly increase. Additionally, from time to time in the normal course of business we may be subject to audit by the tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, this may adversely affect our effective tax rate, tax payments or financial condition.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Actual or perceived failure to comply with such obligations could harm our business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, and other sensitive data, for example such as business plans, transactions and financial information. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

U.S. and non-U.S. governmental authorities have proposed or adopted or are considering proposing or adopting data security and/or data privacy statutes or regulations. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.

Several countries have established specific legal requirements for cross-border data transfers and governmental authorities and privacy advocates around the world continue to propose new regulatory actions concerning data protection. For example, the General Data Protection Regulation (GDPR) regulates the collection, use, and retention of personal information in the EU. In addition, the evolution of global privacy treaties and frameworks has created compliance uncertainty and increased complexity, and client sensitivity to privacy continues to increase. Moreover, several jurisdictions are considering regulatory frameworks for AI that implicate data protection laws. Each of these privacy, security and data protection requirements imposes limitations on us, some of which could be significant, requires changes to our business practices, requires notification to clients or employees of a security incident, restricts our use or storage of personal information, possibly limits our use of third-party tools and vendors, or could cause changes in client behavior that may make our services more costly or less efficient, causing clients to become less likely to enter into engagements with us and may harm our future financial results. Additionally, any actual or alleged noncompliance with these laws and regulations, or failure to meet client expectations would result in negative publicity or harm to our reputation and subject us to investigations, claims or other remedies, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages. We have experienced data security incidents in the past, and while none of these have had a material impact on our business, we cannot guarantee that there will not be any material security incidents in the future. The increased emphasis on information security and the requirements to comply with applicable data security and privacy standards and protocols imposed by law, regulation, industry standards and contractual obligations has increased, and could continue to increase, our related costs of doing business and could adversely impact our financial results.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

We are subject to the FCPA, other applicable anti-corruption, anti-bribery laws, and trade control laws. Compliance with these laws requires significant resources, may impact our ability to service clients in certain countries in the future, and non-compliance may result in civil or criminal penalties and other remedial measures.

We are subject to the U.S. Foreign Corrupt Practices Act (FCPA) and other anti-bribery and anti-corruption laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws prohibit companies and their employees, agents, contractors, and other intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. Some of our client relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. In addition, we are subject to U.S. and other applicable trade control laws, including export and import controls and trade sanctions, such as the U.S. sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Controls, which may prohibit or restrict the sale or supply of certain products and services to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions.

Our compliance program contains controls and procedures designed to ensure our compliance with the FCPA and other anti-corruption, anti-bribery, and trade control laws and regulations. The continuing implementation and ongoing development and monitoring of our compliance program may be time consuming, expensive, and could result in the discovery of compliance issues or violations by us or our employees of which we were previously unaware.

Any violations of these or other laws, regulations and procedures by our employees or agents, including companies we acquire, could expose us to administrative, civil or criminal penalties, fines or business restrictions, which could have a material adverse effect on our results of operations and financial condition and would adversely affect our reputation.

The SEC oversees and directly regulates the activities of our subsidiary that is a registered investment advisor under the Advisers Act.

Our subsidiary, Andersen Tax LLC, is registered with the SEC as an investment advisor under the U.S. Investment Advisers Act of 1940 (the Advisers Act). Our SEC-registered investment advisor subsidiary is subject to the requirements and regulations of the Advisers Act that include anti-fraud provisions, upholding fiduciary duties to advisory clients, maintaining an effective compliance program, managing conflicts of interest, record-keeping and reporting requirements, and disclosure requirements. In addition, our registered investment advisor subsidiary is subject to routine periodic and other examinations by the staff of the SEC. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment advisor from conducting advisory activities if it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment advisor, the revocation of registrations and other censures and fines. Any adverse findings resulting from such examination may result in administrative enforcements or significant reputational harm. Failure to comply with the obligations imposed by the Advisers Act could result in investigations, sanctions, restrictions on the activities of us or our personnel and reputational damage.

Our failure or alleged failure to comply with all applicable laws and regulations may damage our reputation, cause us to lose employees or clients, result in legal liability, and have a material adverse effect on our business and results of operations.

Our business is subject to regulation and oversight by governmental authorities. The laws and regulations governing our operations, and interpretations of those laws and regulations, are increasing in number and complexity, change frequently and can be inconsistent or conflict with one another. Our ability to conduct our business may be adversely affected as a result of any new requirements imposed by any governmental authorities that have jurisdiction over us. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities. Our failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm as well as fines and suspensions of personnel, could cause us to lose clients, and could impair the retention or recruitment of employees or our ability to attract future acquisition targets or business combinations.

Risks Related to Information Technology, Infrastructure and Intellectual Property

Rapid technological changes, including the widespread adoption of AI, could significantly impact our competitive position, client relationships and results of operations.

The professional services industry has been and continues to be impacted by significant technological changes and innovation. Those technological changes may reduce demand for our services, enable or accelerate the development of competitive products or services, or enable our current clients to reduce or bypass the use of our services. Additionally, rapid changes in AI, block chain-based technology, automation and related innovations are increasing the competitiveness landscape. We may not be successful in anticipating or responding to these changes and demand for our services could be further reduced by advanced technologies being deployed by our competitors, many of whom have greater resources than we do. Risks related to AI, including our use of third-party products incorporating AI, include the generation of factually incorrect or biased results, also known as hallucinations, data security vulnerabilities, potential IP infringement, and mishandling of confidential information. Poor implementation of new technologies, including AI, by us or our third-party service providers or technology vendors, could subject us to additional risks we cannot adequately mitigate, which could have a negative impact on our results of operations and financial condition.

Our ability to anticipate developments in our industry, enhance our existing service offerings, develop and introduce new service offerings, and keep pace with changes and developments are critical to meeting changing client needs and expectations. Our ability to keep pace with, anticipate or respond to changes and developments is subject to a number of risks, including that:
•we may not be able to develop new, or update existing services, applications, tools and software quickly or inexpensively enough to meet our clients’ needs and expectations;
•it may be difficult or costly to make existing software work effectively and securely with new or changed operating systems or protocols;
•it may be difficult or costly to update existing software or develop new services to keep pace with evolving industry standards, methodologies, technologies, and regulatory developments at a pace and cost that is acceptable to our clients; and
•we may find it difficult to deliver high-quality client services consistently with new technologies and methodologies.

Technological developments may materially affect the nature of how we generate revenue. Some of these technological developments may reduce or replace, in whole or in part, the need for some of our services, which may cause clients to reduce or delay spending under existing engagements, delay entering into new engagements, or result in increased pricing pressure for our offerings. Such technological developments and spending delays or reductions can negatively impact our results of operations if we are unable to introduce new pricing models that reflect the value of these technological developments or if the pace and level of spending on new technologies are not sufficient to make up any revenue shortfall. The effort to gain technological expertise and develop new technologies in our business has required and may continue to require us to incur significant expenses. We may not be successful in anticipating or responding to these developments in a timely manner, or if we do respond, the services, products, technologies or methodologies we develop or implement may not be successful or competitive. Further, services, products, technologies or methodologies that our competitors develop may render our services non-competitive or obsolete. Our failure to enhance our existing services and to develop and introduce new services to promptly and effectively address the needs of our clients could have a material adverse effect on our business.

If we are unable to keep pace with the adoption and use of generative AI technology in our business and effectively implement generative AI, we could become less competitive in our industry.

We expect that we will need to integrate generative AI into our business to remain competitive in a rapidly evolving market. Generative AI is a type of AI that can take different types of inputs (such as text, image, audio, video, code, etc.) and generate new content using a variety of different modalities and based on a sophisticated and advanced set of rules. We expect to continue to make significant investments to build and support AI capabilities, either by developing proprietary technology or licensing the use of such technology, so that we can meet the needs of our clients and remain competitive, but there can be no assurance that our efforts will be successful or that we will be able to recoup the costs of such investments. If we are unable or slow to develop, license third-party or open source, adopt, and deploy generative AI technologies in our business, our competitiveness will suffer.

Generative AI technologies could disrupt the significant effort we put into identifying, recruiting, hiring, retaining, and efficiently utilizing our professionals and our ability to charge for their services. Our clients have asked, and may come to expect that we use generative AI to work on certain engagements for them at comparatively lower costs than human personnel. As we plan, develop, and implement changes to our business to balance those services that can only be performed by humans against those that can be performed by generative AI, we may have insufficient or excess personnel than required to meet client demand, and employee morale and our firm culture could suffer. Additionally, clients may be unwilling to pay rates for human personnel if they perceive that the same services can be performed by less expensive generative AI, and may seek other service providers or price concessions to retain their business, which could adversely affect our financial results.

Our use of generative AI tools may pose risks to our business and could subject us to legal liability.

We expect to use generative AI tools in the future. Using generative AI tools to produce content that can be indistinguishable from that generated by humans is a relatively novel development, with many of the benefits, risks and liabilities still unknown. Recent decisions of the U.S. Copyright Office suggest that we would not be able to claim copyright ownership in any text, images, or other materials that we develop through use of generative AI tools, and the availability of such protections in other countries is unclear. As a result, we could have no remedy if third parties reused those same materials, or similar materials also generated by AI tools.

We may face claims from third parties claiming infringement of their intellectual property rights or non-compliance with open source software or other license terms. We could also be subject to claims from providers of generative AI tools if, for example, we use any of the generated materials in a manner inconsistent with their terms of use. Any of these claims could result in legal proceedings and could require us to purchase a costly license, comply with the requirements of open source software license terms, or limit or cease using the implicated software, or other materials or content. Our use of generative AI tools may also present additional security risks because the generated source code may have been modeled from publicly available code, which may make it easier for hackers and other third parties to determine how to breach our systems that rely on the code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition and future prospects.

We may face legal, reputational and financial risks relating to cybersecurity incidents or attacks affecting us. If our information technology systems, or those of third parties with whom we work, are compromised, we could face legal, reputational and financial risks, and the failure to protect our or any of our clients’ information against misuse or disclosure could materially and adversely harm our reputation and our business.

Our systems are vulnerable to cybersecurity risks, and we are subject to potential disruption caused by such activities. We are subject to and routinely face cyber-based attacks and attempts by hackers and similar unauthorized users to gain access to or corrupt our information technology systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. We cannot assure you that we will not experience material disruptions or suffer material adverse effects in the future. Any future significant violations of our data security or privacy would result in serious consequences the loss of business, litigation, regulatory investigations, penalties, and expenses, any of which could damage our reputation and adversely affect the growth of our business. While we have deployed resources that are responsible for maintaining what we consider to be appropriate levels of cybersecurity, and while we utilize third-party technology products and services to help identify threats and protect our information technology systems and infrastructure against security breaches and cyber-incidents, we do not believe such resources, products or services can provide absolute protection against all potential risks and incidents. These measures may not be adequate or effective to prevent, identify, or mitigate attacks by hackers, foreign governments, or other actors or breaches caused by human error, malfeasance, or other disruptions. For example, cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

We are also dependent on security measures that some of our third-party data storage, software as a service, or cloud vendors and clients are taking to protect their own systems and infrastructures. There can be no assurance that we will not experience material disruptions or suffer material adverse effects in the future if our third-party vendors do not maintain adequate security measures, do not require their sub-contractors to maintain adequate security measures, do not perform as anticipated and in accordance with contractual requirements, or become targets of cyber-attacks.

In providing services to clients, we often manage, utilize and store sensitive or confidential client or other third-party data, including personal data and proprietary information. Maintaining the confidentiality of proprietary, confidential and trade secret information is critical to maintaining the trust of our clients, the success of our business and the reputation of our company. Our systems, which include those of third parties on whom we rely, can fail or may not operate properly or become disabled as a result of network security failures. We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate with our people, clients, and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the increasing reliance on, and use of, mobile technologies, social media and cloud-based services, and as cyberattacks become increasingly sophisticated, we expect the risk of security incidents and cyberattacks to continue to increase.

Threat actors may leverage emerging AI technologies to develop new hacking tools and attack vectors, exploit vulnerabilities, obscure their activities, and increase the difficulty of threat attribution. Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our clients and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data and proprietary business information. Such attacks, if successful, could harm our reputation, disrupt our or our clients’ business operations, cause us to incur unanticipated losses or expenses, result in unauthorized disclosures of confidential or proprietary information, cause us to lose clients and result in significant financial exposure and legal liability. Similarly, unauthorized access to or through, denial of access to, downtime or other incidents involving, our systems and third-party data storage, software as a service, or cloud vendors, could result in negative publicity, significant remediation costs, legal liability, and damage to our reputation, and could have a material adverse effect on our results of operations.

Cybersecurity threats are constantly expanding and evolving, and are becoming increasingly sophisticated and complex, increasing the difficulty and cost of detecting and defending against them and of maintaining effective security measures and protocols. There is no certainty that we or the third-party vendors on whom we rely can maintain the confidentiality or prevent the misuse of our own or our clients’ information, or mitigate related damages. If we fail to effectively protect our clients’ or our own confidential or proprietary information from disclosure or misuse, our financial results and our reputation would be adversely affected.

Our engagements may not contain limitations of liability, and even where they do, there can be no assurance that these are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Further, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

A significant failure in our systems, telecommunications or IT infrastructure, or those of our data storage, software as a service, or cloud vendors, could disrupt our ability to perform our services or otherwise disrupt our business, which could result in a reduction of our revenue.

Our business relies on maintaining well-functioning voice and data communications, online resource management, financial, billing, timekeeping and operational record management, and client service and data processing systems. Delays in modernizing any of our information systems, whether in-house or provided by any of our third-party data storage, software as a service, and cloud vendors, or failure of any such system to work properly, could require us to expend substantial time, effort and costs to adjust our processes, implement changes or corrections, or repair or replace such systems, in order to carry out our operations, including the preparation of our financial statements. Additionally, our business activities may be materially disrupted in the event of a partial or complete failure of any of these technologies, which could be due to software malfunction, computer virus attacks, conversion errors due to system upgrades, damage from flood or fire, earthquake, power loss, telecommunications failure, human error, insider theft or misuse, technical malfunctions, unauthorized entry, hackers, ransomware, terrorism, war or other hostilities, such as the 2026 conflict in Iran and escalating tensions in the Middle East, demands placed on internet infrastructure by growing numbers of users and time spent online, increased bandwidth requirements or other events beyond our control. Such events could result in interruptions in service to our clients, damage to our reputation, harm to our client relationships, and reduced revenue and profitability.

Although we have disaster recovery procedures in place and insurance to protect against such contingencies, we cannot be sure that insurance or these services will continue to be available, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide business services. Additionally, our crisis management procedures, business continuity plans and disaster recovery capabilities may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of a catastrophic event. Loss of all or part of our IT infrastructure or systems for a period of time could hinder our performance or our ability to complete client projects on time which, in turn, could cause us to lose clients, lead to a reduction in revenue or otherwise materially adversely affect our business and reputation.

If we or our consolidated subsidiaries or licensees are unable to protect or enforce our trademark rights, our business could be adversely affected.

We believe that developing and maintaining our brand is critical to achieving widespread acceptance of our services and is an important element in attracting new clients, employees and potential acquisition targets or business combinations, and retaining existing clients. We rely on our brand names, trademarks, trade names and service marks to distinguish our business and services from our competitors. If we or our consolidated subsidiaries or licensees are unable to adequately protect our brand, trademarks and related intellectual property rights, third parties may use brand names or trademarks similar to ours in a manner that may cause confusion or dilute our brand or trademarks, which could decrease the value of our brand. We may face uncertainties regarding the ownership, validity, and enforceability of certain trademarks that we use. For example, we have acquired certain trademarks, but we cannot guarantee that the assignors of those trademarks had a valid and enforceable right to these trademarks to assign to us. Further, in cases where our trademarks have been used by licensees, we may not have exercised sufficient quality control over their use of the marks.

If we do enforce our trademarks and our other intellectual property rights through litigation, we may not be successful and the litigation may result in substantial costs and diversion of resources and management attention. In the event that our trademarks are successfully challenged, the legal challenges may result in substantial costs, failure of pending trademark applications to mature to registration, cancellation of existing trademark registrations, monetary damages, and injunctions pursuant to which we could be forced to rebrand the affected services and solutions, which could result in loss of brand recognition and could have a material adverse impact on our business.

We are subject to risk as it relates to software that we license or cloud-based software that we subscribe to from third parties.

We rely on third-party service providers for certain aspects of our businesses, including third-party data storage, software as a service, and cloud vendors, to host applications and for key financial and operational systems, and we expect to expand their use in the future. Operational risks could increase as such vendors increasingly offer mobile and cloud-based software services, as certain aspects of the security of such technologies may be complex, unpredictable or beyond our control. While we conduct due diligence on these providers with respect to their security and business controls, if these controls do not operate effectively, we may not be able to rely on their software and cyber attackers may be able to exploit vulnerabilities. The usage of cloud-based software increases the risk of operational disruption should internet service be interrupted. While we have implemented business contingency and other plans to facilitate continuous internet access, sustained or concurrent service denials or similar failures could limit our ability to service our clients or otherwise operate our business. Any such event or failure could have a material adverse effect on our business, financial condition and results of operations.

Additionally, we license software from third parties, much of which is integral to our systems and our business. The licenses are generally terminable if we breach our obligations under the license agreements. If any of these relationships were terminated or if any of these vendors were to cease doing business or cease to support the applications we currently utilize, we may be forced to spend significant time and expense to replace the licensed software, and necessary replacements may not be available on reasonable terms, if at all.

Risks Related to Financial and Accounting Matters

We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As a public company, we are subject to various reporting requirements and obligations, including the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. In order to maintain and improve the effectiveness of our internal controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

As a public company, we are required to maintain internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our second Annual Report, we will be required to provide a management report on internal control over financial reporting and our auditors may be required to formally attest to the effectiveness of our internal control over financial reporting once we are no longer an “emerging growth company.” As previously disclosed, in connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2023 and 2024, we and our independent registered public accounting firm identified certain material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to (i) information technology general controls, including in the areas of restriction of privileged access, user provisioning and de-provisioning, periodic user access reviews, authentication settings, and change management, and (ii) inadequate design and maintenance of detective controls over period end financial reporting, including review controls over journal entries, reconciliations and account analyses, and evaluation of technical accounting matters. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

We have taken and will continue to take action to improve our internal control over financial reporting and remediate these material weaknesses, including:
•increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting application;
•performed a risk assessment over the organization and information technology systems used as part of financial reporting, and identifying control activities to be implemented in response to the identified risks, which will include improving information technology general controls, period end financial reporting controls including journal entries, reconciliations, account analysis, and evaluation of technical accounting matters;
•engaged a third-party provider to help us assess and improve our internal control over financial reporting in preparation for compliance with Section 404;
•hired additional qualified accounting and financial reporting personnel and engaged external accounting experts to support improving our accounting processes and procedures; and
•designed, implemented and began testing of internal controls to address the material weaknesses and improve our internal controls environment.

While management is making improvements to our control environment and business processes to support and scale with our growing operations, the identified material weaknesses remain un-remediated. We may not be able to fully remediate these material weaknesses until these steps have been completed and the internal controls have been operating effectively for a sufficient period of time. This evaluation process, including testing the effectiveness of the remediation efforts was designed and implemented during the year ended December 31, 2025, and will continue during 2026. Additionally, as stated above, we have not performed an evaluation of our internal control over financial reporting; accordingly, we cannot ensure that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, beginning with our second Annual Report.

If during the evaluation and testing process we identify additional material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, or not available at all.

We may require additional cash resources due to changed business conditions or other future developments to support the growth of our business, including any investments, new or enhanced service offerings, or acquisitions or business combinations that we pursue. We maintain a $20.0 million revolving line of credit (the Credit Agreement) with a financial institution, which is collateralized by substantially all the assets of Andersen Tax Holdings LLC and contains certain financial and liquidity covenants. Andersen Tax Holdings LLC had no uncured events of default with respect to the financial covenants, and had no cash borrowings under the Credit Facility, during the year ended December 31, 2025. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain another credit facility, and we cannot be certain that such additional financing would be available on terms acceptable to us or at all. The sale of additional equity securities could result in dilution to our stockholders, and additional indebtedness would result in increased debt service costs and obligations and could impose operating and financial covenants that would further restrict our operations.

Changes to accounting standards or the estimates and assumptions we make in connection with the preparation of our consolidated financial statements could adversely affect our financial results.

Our financial statements have been prepared in accordance with GAAP. It is possible that changes in accounting standards could have a material adverse effect on our results of operations and financial position. The application of generally accepted accounting principles requires us to make estimates and assumptions about certain items and future events that affect our reported financial condition and results of operations, and our accompanying disclosure with respect to, among other things, revenue recognition and income taxes. We base our estimates on historical experience, current commitments and various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. These estimates and assumptions involve the use of judgment and are subject to significant uncertainties, some of which are beyond our control. If our estimates, or the assumptions underlying such estimates, are not correct, actual results may differ materially from our estimates, and we may need to, among other things, adjust revenue or accrue additional costs that could adversely affect our results of operations.

Our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our future results of operations and statement of financial position.

As of December 31, 2025, the net carrying value of our goodwill and other intangible assets totaled $30.1 million and $2.5 million, respectively. We assess these assets, including client lists, as required under GAAP to determine if there is any indication of impairment. Goodwill is required to be tested for impairment at least annually. Significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental policies or regulations, divestitures and sustained market capitalization declines may result in recognition of impairments. Additionally, a significant portion of the purchase price of any businesses we acquire in the future may be allocated to acquired goodwill and other intangible assets. Any impairment of goodwill or intangible assets would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations and statements of financial position.

Fluctuations in foreign currency exchange rates could adversely affect our results.

If we are successful in expanding our business and operations internationally, our international sales may be denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. A substantial majority of our revenue to date has been denominated in U.S. dollars and, therefore, we have not historically been subject to foreign currency risk. In addition, as we continue to expand internationally, we expect to incur increased expenses for employee compensation and other operating expenses at non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve any financial projections we make in the future, which could have an adverse effect on the market price of our Class A common stock. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks. We cannot assure that any hedging techniques we may implement in the future will be successful or that our business, financial condition, and results of operations will not be materially adversely affected by fluctuations in foreign currency exchange rates.

Risks Related to Being a Public Company

We are an “emerging growth company” and we expect to continue to rely on reduced public company reporting requirements, which could make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceed $1.235 billion, or we issue more than $1.0 billion of non-convertible debt securities in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We have made certain elections with regard to the reduced disclosure obligations regarding executive compensation in our filings and may elect to take advantage of other reduced disclosure obligations in future filings. As a result, the information that we provide to holders of our Class A common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our Class A common stock less attractive as a result of our reliance on these exemptions. If some investors find our Class A common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our Class A common stock and the market price for our Class A common stock may be more volatile.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act to delay adoption of new or revised accounting standards until such time as those standards apply to private companies. We have elected to “opt-in” to this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs resulting from public company reporting obligations under the Securities Act, the Exchange Act, or the regulations regarding corporate governance practices. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, stock exchange listing requirements, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

Most of our management and other key personnel have little experience managing a public company and preparing public filings. In addition, we expect that our management and other key personnel will need to divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we expect to incur significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We have hired, and expect to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible than it was when we operated as a private company, which may result in threatened or actual litigation, including by stockholders and competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and if we fail to develop and maintain an effective system of internal controls over financial reporting, our ability to produce timely and accurate financial statements or to comply with applicable laws and regulations could be impaired.

Pursuant to Sarbanes-Oxley Act Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC after we become a public company. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Sarbanes-Oxley Act Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. There is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404.

In addition to the material weaknesses in internal control over financial reporting identified in connection with the preparation of our financial statements as of and for the years ended December 31, 2023 and 2024, subsequent testing by us or our independent registered public accounting firm may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. During the evaluation and testing process of our internal controls, if we identify additional material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Risks Related to Our Organizational Structure

If we were deemed an “investment company” under the Investment Company Act of 1940 (the 1940 Act) as a result of our ownership of AT Umbrella LLC and its consolidated subsidiaries, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under the Investment Company Act of 1940, as amended (the Investment Company Act), absent an applicable exemption, a company generally will be deemed to be an “investment company” if (a) it is in the business of investing, reinvesting, owning, holding, or trading in securities and (b) it owns or proposes to acquire “investment securities” having a value exceeding 40% of its total assets (other than U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we or any of our subsidiaries are an “investment company” for purposes of the Investment Company Act, including in part, because neither we nor any of our subsidiaries are in the business of investing, reinvesting, owning, holding, or trading in securities. However, if we were deemed to be an “investment company” as a result of our ownership of AT Umbrella LLC and its consolidated subsidiaries, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would increase our operating and compliance costs, could make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business.

Our principal asset is our interest in AT Umbrella LLC and, accordingly, we depend on distributions from AT Umbrella LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement, which distributions AT Umbrella LLC may be restricted from making.

Andersen Group Inc. is a holding company, and its sole material asset is its indirect ownership interests in Andersen Tax Holdings LLC through its ownership of approximately 11.4% of the Class X Umbrella Units in AT Umbrella LLC as of December 31, 2025, which in turn owns all ownership interests in Andersen Tax LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes, satisfy our obligations under the Tax Receivable Agreement, pay operating expenses or declare and pay dividends, if any, in the future depends on the financial results and cash flows of AT Umbrella LLC and its subsidiaries. There can be no assurance that AT Umbrella LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in debt instruments of AT Umbrella LLC and its subsidiaries, will permit such distributions.

AT Umbrella LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, for U.S. federal income tax purposes, taxable income of AT Umbrella LLC is allocated to holders of economic interests in AT Umbrella LLC (including holders of Class X Umbrella Units, LTIP Units, the CA Notes and the HO Note). Accordingly, we will incur income taxes on the distributive share of any net taxable income of AT Umbrella LLC. Under the terms of the AT Umbrella Limited Liability Company Agreement, AT Umbrella LLC is obligated to make tax distributions to holders of economic interests in AT Umbrella (including holders of Class X Umbrella Units, LTIP Units, the CA Notes and the HO Note). In addition to tax expenses, we will incur expenses related to our operations, including obligations to make payments under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot reasonably quantify the likely tax benefits we may realize as a result of the purchases of Class X Umbrella Units from the other Class X Umbrella Unit holders or as a result of Class X Umbrella Unit exchanges in the future or other tax benefits related to our entering into or making payments under the Tax Receivable Agreement, and therefore we cannot reasonably quantify the resulting amounts we are likely to pay out to other holders of Class X Umbrella Units pursuant to the Tax Receivable Agreement; however, we estimate that such payments will be substantial.

We expect that AT Umbrella LLC will make distributions to holders of economic interests in AT Umbrella (including holders of Class X Umbrella Units, LTIP Units, the CA Notes and the HO Note), in respect of the U.S. federal, state and local income tax liability attributable to each holder’s allocable share of taxable income of AT Umbrella LLC, calculated using an assumed tax rate equal to the highest marginal tax rate for an individual or corporation resident in the state of the United States that has the highest individual income or corporate income tax rates. Tax distributions will be made quarterly, on an estimated basis. Tax distributions made in respect of Class X Umbrella Units (but not LTIP Units) generally will be made pro rata in respect of such Units, as described in the AT Umbrella Limited Liability Company Agreement. Tax distributions made to a member of AT Umbrella LLC generally will be treated as an advance of and shall be credited against future distributions to such member, and no adjustments will be made to the exchange ratio of Class X Umbrella Units for shares of our Class A common stock upon the exercise of the redemption rights described above to account for prior tax distributions (and tax distributions paid prior to such an exercise of redemption rights will not reduce distributions otherwise payable to us in respect of Class X Umbrella Units acquired in connection with the exercise of such redemption rights).

However, AT Umbrella LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would violate either any contract or agreement to which AT Umbrella LLC or any of its subsidiaries is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering AT Umbrella LLC or its subsidiaries insolvent. If we do not have sufficient funds to pay our taxes or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds or is prevented by any debt agreement to which AT Umbrella LLC or its subsidiaries is a party. See “-Risks Related to Our Class A Common Stock,” and Part II, Item 5 “Dividend Policy.”

The Tax Receivable Agreement with the TRA Parties requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and the CA Notes and HO Note require AT Umbrella LLC to make cash payments to Aggregator. We expect that the payments we and AT Umbrella LLC will be required to make under these arrangements will be substantial.

In connection with our IPO, we entered into the Tax Receivable Agreement with Aggregator, which requires us to pay to certain holders of Class X Umbrella Units who are or may become parties to the Tax Receivable Agreement from time to time 85% of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of (i) any increase in tax basis in the assets of AT Umbrella LLC and its flow-through subsidiaries resulting from purchases of Class X Umbrella Units from such Class X Umbrella Unit holders with the proceeds of our IPO or resulting from exchanges of Class X Umbrella Units for shares of our Class A common stock or cash in the future; and (ii) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments that we make under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot reasonably quantify the likely tax benefits we may realize as a result of the purchases of Class X Umbrella Units from such Class X Umbrella Unit holders or as a result of Class X Umbrella Units exchanges in the future or other tax benefits related to our entering into or making payments under the Tax Receivable Agreement, and therefore we cannot reasonably quantify the resulting amounts that we are likely to pay out pursuant to the Tax Receivable Agreement; however, we estimate that such payments will be substantial. Assuming that all units eligible to be redeemed for cash or Class A common stock would be exchanged for Class A common stock by Andersen Group Inc. and that we will have sufficient taxable income to utilize all of the tax attributes covered by the Tax Receivable Agreement when they are first available to be utilized under applicable law, we estimate that payments under the Tax Receivable Agreement would aggregate to approximately $694.9 million over the next 15 years and for yearly payments over that time to range between approximately $39.4 million to $70.2 million per year, based on the closing price of our Class A common stock of $25.93 per share on December 31, 2025.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine. Any payments made by us under the Tax Receivable Agreement generally will reduce the amount of overall cash flow that otherwise might have been available to us (including for reinvestment). To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds or is prevented by any debt agreement to which AT Umbrella LLC or any of its subsidiaries is a party. The payments under the Tax Receivable Agreement also are not conditioned upon the beneficiaries thereof maintaining a continued ownership interest in AT Umbrella LLC or us.

The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of exchanges by AT Umbrella LLC, the amount of gain recognized by the other Class X Umbrella Unit holders upon exchanges or purchases of Class X Umbrella Units, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable.

In connection with our IPO, AT Umbrella LLC issued two types of promissory notes to Aggregator representing (1) the HO Note and (2) the CA Notes. The HO Note, which has a principal amount of $162.3 million, accrues interest at 7.63% payable over eight years. The CA Notes, which have an aggregate principal amount of $187.8 million, accrue interest between 6.31% to 7.50% payable over two to seven years. To the extent that AT Umbrella LLC is unable to make payments under the CA Notes and HO Note, such payments generally will be deferred and will accrue interest until paid. Any payments made by AT Umbrella LLC under the CA Notes and HO Note generally will reduce the amount of overall cash that otherwise might have been available for our use (including for reinvestment).

In certain cases, payments under the Tax Receivable Agreement may be accelerated and significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement and may impair our ability to consummate change of control transactions or negatively impact the value received by holders of our Class A common stock.

The Tax Receivable Agreement provides that if (i) certain mergers, asset sales, other forms of business combination or other changes of control were to occur, (ii) we breach any of our material obligations under the Tax Receivable Agreement or (iii) at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement will accelerate and become immediately due and payable. The amount due and payable in that circumstance is based on certain assumptions, including an assumption that we will have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

As a result of a change in control, material breach or our election to terminate the Tax Receivable Agreement early, (i) we could be required to make cash payments to the TRA Parties that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and (ii) we would be required to make an immediate cash payment equal to the anticipated future tax benefits that are the subject of the Tax Receivable Agreement discounted in accordance with the Tax Receivable Agreement which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control, or reducing the consideration in connection with any such change of control transaction than the consideration that would have been paid in the absence of such obligations. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the other Class X Umbrella Unit holders (including LTIP Unit holders who can convert into Class X Umbrella Unit holders) that will not benefit the holders of our Class A common stock to the same extent.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the other Class X Umbrella Units holders (including LTIP Unit holders who can convert into Class X Umbrella Unit holders) that will not benefit the holders of our Class A common stock to the same extent. We entered into a Tax Receivable Agreement with Aggregator, which requires us to pay to certain holders of Class X Umbrella Units who are or may become parties to the Tax Receivable Agreement from time to time 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) any increase in tax basis in the assets of AT Umbrella LLC and its flow-through subsidiaries resulting from purchases of Class X Umbrella Units from such Class X Umbrella Unit holders with the proceeds of our IPO or resulting from exchanges of Class X Umbrella Units for shares of our Class A common stock or cash in the future; and (ii) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments that we make under the Tax Receivable Agreement. Due to the uncertainty of various factors, we cannot reasonably quantify the likely tax benefits we may realize as a result of the purchases of Class X Umbrella Units from the other Class X Umbrella Unit holders or as a result of the Class X Umbrella Units exchanges in the future or other tax benefits related to our entering into or making payments under the Tax Receivable Agreement and therefore we cannot reasonably quantify resulting amounts that we are likely to pay out pursuant to the Tax Receivable Agreement; however, we estimate that such payments will be substantial. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the trading market for the Class A common stock. In addition, our organizational structure, including the Tax Receivable Agreement, imposes additional compliance costs and requires a substantial amount of resources that would not be required of a company with a simpler organizational structure.

We may not be able to realize all or a portion of the tax benefits that are currently expected to result from the tax attributes covered by the Tax Receivable Agreement and from payments made under the Tax Receivable Agreement.

Our ability to realize the tax benefits that we currently expect as a result of the tax attributes covered by the Tax Receivable Agreement, the payments made pursuant to the Tax Receivable Agreement, and the interest deductions imputed under the Tax Receivable Agreement all depend on a number of assumptions, including that we will earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of the expected tax benefits and our cash flows and shareholders’ equity could be negatively affected.

The U.S. Internal Revenue Service (the IRS) might challenge the tax benefits we receive in connection with our IPO and related transactions or in connection with future acquisitions of Class X Umbrella Units. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine at the time of the payments. Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, we will not be reimbursed for any cash payments previously made under the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently disallowed, in whole or in part, by the IRS or other applicable taxing authority. For example, if the IRS later asserts that we did not obtain a tax basis increase, among other potential challenges, then we would not be reimbursed for any cash payments previously made under the Tax Receivable Agreement with respect to such tax benefits that we had initially claimed. Instead, any excess cash payments made by us to a party to the Tax Receivable Agreement will be netted against future cash payments, if any, that we otherwise would be required to make to such party under the terms of the Tax Receivable Agreement. Any tax benefits initially claimed by us may not be disallowed for a number of years following the initial time of such payment or, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we otherwise might be required to make under the terms of the Tax Receivable Agreement. Accordingly, there may not be sufficient future cash payments against which to net. The applicable U.S. federal income tax rules are complex and their application to certain aspects of our structure are uncertain and there is no explicit authority in this regard. Therefore, there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

AT Umbrella LLC may make distributions of cash to us in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement). To the extent we do not distribute such excess cash as dividends on our Class A common stock, the other Class X Umbrella Unit holders would benefit from any value attributable to such cash as a result of their ownership of Class A common stock upon a redemption or exchange of their Class X Umbrella Units.

We are entitled to receive a portion of any distributions made by AT Umbrella LLC to us, Aggregator and the LTIP Unit holders. Any cash received by us from such distributions will first be used by us to satisfy any tax liability and then to make any payments required under the Tax Receivable Agreement. Subject to limitations imposed by applicable law and contractual restrictions (including pursuant to our debt instruments and any future debt instruments) and our having available cash, the AT Umbrella Limited Liability Company Agreement requires AT Umbrella LLC to make certain distributions to holders of economic interests in AT Umbrella LLC to facilitate the payment of taxes with respect to the income of AT Umbrella LLC that is allocated to them. These distributions are based on an assumed tax rate, and to the extent the distributions we receive exceed the amounts actually required by us to pay taxes, Tax Receivable Agreement payments, and other expenses, we will not be required to distribute such excess cash to our stockholders. Our board of directors may, in its sole discretion, choose to use such excess cash for any purpose, including (i) to make distributions to the holders of our Class A common stock, (ii) to acquire additional newly issued Class X Umbrella Units, and/or (iii) to repurchase outstanding shares of our Class A common stock. Unless and until our board of directors chooses, in its sole discretion, to declare a distribution, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.

No adjustments to the redemption or exchange ratio of Class X Umbrella Units for shares of our Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent we do not distribute such cash as dividends on our Class A common stock and instead, for example, hold such cash balances, buy additional Class X Umbrella Units or lend them to AT Umbrella LLC, this may result in shares of our Class A common stock increasing in value relative to the Class X Umbrella Units. The other holders of Class X Umbrella Units (including LTIP Unit holders who can convert into Class X Umbrella Unit holders) may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in redemption of or exchange for their Class X Umbrella Units or if we acquire additional Class X Umbrella Units (whether from AT Umbrella LLC or from other holders of Class X Umbrella Units) at a price based on the market price of our Class A common stock at the time, notwithstanding that such holders may have participated previously as holders of Class X Umbrella Units in distributions that resulted in such cash balances to us.

If we retain such excess cash, we may implement measures to mitigate any disproportionate benefits to the other holders of Class X Umbrella Units (including LTIP Unit holders who can convert into Class X Umbrella Unit holders) and to maintain the equal value of Class X Umbrella Units relative to the shares of Class A common stock into which they are exchangeable. Such measures may require consent from Aggregator, amendment to the Limited Liability Company Agreement of AT Umbrella LLC or our amended and restated certificate of incorporation or approvals required under our governing documents, third-party agreements, including our debt agreements, or applicable law. No assurance can be given that we will be able to obtain the required consents or approvals or that we will be able to maintain the equal value of Class X Umbrella Units and corresponding shares of Class A common stock at all times. To the extent we are unable to fully eliminate any value disparity, members of Aggregator who hold Class X Aggregator Units which are redeemable in a one-to-one ratio with Class X Umbrella Units held by Aggregator may disproportionately benefit if they acquire shares of Class A common stock in redemption or exchange of such Class X Umbrella Units.

The members of AT Umbrella LLC, including us, may have conflicting interests.

Holders of Class X Umbrella Units have the right to consent to certain amendments to the AT Umbrella Limited Liability Company Agreement, as well as to certain other matters. Holders of these voting rights may exercise them in a manner that conflicts with the interests of our shareholders. Circumstances may arise in the future when the interests of the other Class X Umbrella Unit holders conflict with the interests of our shareholders. Since we are the managing member of AT Umbrella LLC, we have certain obligations to the other members of AT Umbrella LLC that may conflict with fiduciary duties our officers and directors owe to our shareholders. These conflicts may result in decisions that are not in the best interests of our shareholders.

If AT Umbrella LLC were to become a publicly traded partnership for U.S. federal income tax purposes, we and AT Umbrella LLC might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such publicly traded partnership status. Even as a partnership for U.S. federal income tax purposes, AT Umbrella LLC could become liable for amounts resulting from adjustments to its tax returns for prior years.

We intend to continue to operate such that AT Umbrella LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, transfers of units of AT Umbrella LLC could cause AT Umbrella LLC to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors to avoid treatment as a publicly traded partnership, and we intend to continue to operate such that AT Umbrella LLC qualifies for one or more of such safe harbors or is otherwise subject to similar trading restrictions that prevent its units from being readily tradeable, although it may be unable to do so, or satisfaction of a safe harbor may be subject to varying interpretation. In addition, from time to time the U.S. Congress has considered legislation to change the tax treatment of partnerships and there can be no assurance that any such legislation will not be enacted or if enacted will not be adverse to us.

If AT Umbrella LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we might be subject to potentially significant tax inefficiencies, including as a result of our inability to file a consolidated U.S. federal income tax return with AT Umbrella LLC. In addition, we may not be able to realize tax benefits covered under the Tax Receivable Agreement and would not be able to recover any payments previously made by us under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of AT Umbrella LLC’s assets) were subsequently determined to have been unavailable. Even if AT Umbrella LLC continues to be treated as a partnership for U.S. federal income tax purposes, certain adjustments to AT Umbrella LLC’s tax return (or any tax returns of any subsidiary of AT Umbrella LLC that is treated as a partnership for U.S. federal income tax purposes) for prior years may result in liabilities for AT Umbrella LLC. Legislation that is effective for taxable years beginning after December 31, 2017, may impute liability for adjustments to a partnership’s tax return on the partnership itself with respect to taxable years of the partnership that are open to adjustment in certain circumstances, absent an election to the contrary. AT Umbrella LLC (or any subsidiary of AT Umbrella LLC that is treated as a partnership for U.S. federal income tax purposes) may be subject to material liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect.

Risks Related to Our Class A Common Stock

The market price of our Class A common stock could be volatile and you may lose all or part of your investment. Declines in the market price of Class A common stock could subject us to litigation.

The trading prices of the securities of many companies have historically been highly volatile, and the financial and other capital markets have been unusually volatile. Accordingly, the market price of our Class A common stock could be subject to wide fluctuations for many reasons, many of which are beyond our control, including those described under this Part I, Item 1A “Risk Factors” and others such as:
•actual variations in our operating results and other financial and operational metrics, including the key business metrics, as well as how those results and metrics compare to analyst and investor expectations;
•speculation about our operating results;
•failure of analysts to initiate or maintain coverage of our company, changes in their estimates of our operating results or changes in recommendations by analysts that follow our Class A common stock;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•announcements of new services, business combinations, strategic initiatives or significant agreements or other developments by us or our competitors;
•announcements by us or our competitors of mergers, acquisitions or business combinations or rumors of such transactions involving us or our competitors;
•rumors and market speculation involving us or other companies in our industry, which may include short seller reports;
•the impact of regulatory changes, tariffs or other trade actions;
•changes in our senior management or other key personnel or departures of large groups of our Managing Directors;
•cybersecurity breaches or other issues;
•the strength of the global economy or the economy in the jurisdictions in which we operate, and market conditions in our industry;
•any coordinated trading activities or large derivative positions in our Class A common stock;
•litigation or other claims against us;
•unfavorable news or other events regarding us which negatively affect our brand or reputation;
•the number of shares of our Class A common stock that are available for public trading; and
•any other factors discussed under this Part I, Item 1A “Risk Factors.”

In addition, if the market for the stock of professional services companies or the stock market in general experiences a loss of investor confidence, the market price of our Class A common stock could decline for reasons unrelated to our business, results, and growth prospects. The market price of our Class A common stock might also decline in reaction to events that affect other companies, even if those events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and could divert our management’s attention and resources, which could adversely affect our business.

The dual-class structure of our common stock has the effect of concentrating voting control with Aggregator, which holds in the aggregate approximately 98.7% of the combined voting power of our outstanding capital stock. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any major corporate transaction requiring stockholder approval, including change of control transactions.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Aggregator holds all outstanding shares of our Class B common stock. Aggregator holds approximately 98.7% of the combined voting power of our outstanding capital stock as of December 31, 2025, and therefore will be able to control all matters submitted to our stockholders for approval.

This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interests as one of our stockholders.

Further, we cannot predict whether our dual-class structure, combined with the concentrated control of Aggregator, will result in a lower or more volatile market price of our Class A common stock or in negative publicity or other adverse consequences.

Sales of a substantial number of shares of our Class A common stock in the public market by our existing stockholders could cause the market price of our Class A common stock to decline.

As of December 31, 2025, we had 12,650,000 shares of Class A common stock outstanding, excluding 99,166,563 shares of Class A common stock that would be issued if all outstanding Class X Umbrella Units held by Aggregator or LTIP Units were exchanged for a corresponding number of newly issued shares of Class A common stock. The 99,166,563 shares of Class A common stock that would be issued if all outstanding Class X Umbrella Units held by Aggregator or LTIP Units were exchanged for a corresponding number of newly issued shares of Class A common stock, will be deemed “restricted securities,” as that term is defined under Rule 144 of the Securities Act.

In connection with our IPO, our executive officers and directors and substantially all of our securityholders are subject to lock-up restrictions with the underwriters or are subject to market standoff arrangements during the period ending 180 days after December 16, 2025 that prevent them from selling their shares prior to the expiration of this lock-up period, subject to certain exceptions. Morgan Stanley & Co. LLC and UBS Securities LLC may permit our executive officers or directors to sell shares prior to the expiration of the restrictive provisions contained in the “lock-up” agreements with the underwriters. In addition, Mr. Vorsatz, our Chairman and Chief Executive Officer, has entered into an additional lock-up restriction with us that prevents him from selling his shares during a period ending 18 months after December 16, 2025, which restriction may only be waived by our board of directors. Further, the Aggregator Limited Liability Company Agreement contractually restricts the ability of Andersen Managing Directors to sell their shares during the period ending 180 days after December 16, 2025, subject to certain exceptions. We agreed with the IPO underwriters to enforce and not to amend or waive any such transfer restrictions during the period ending 180 days after December 16, 2025 without their consent.
After the lock-up agreements and related transfer restrictions pertaining to our IPO expire, up to an additional 99,163,563 shares of Class A common stock (which are issuable upon exchange of an equal amount of Class X Umbrella Units or LTIP Units and forfeiture of corresponding shares of Class B common stock) will be eligible for sale in the public market as of December 31, 2025, subject to various vesting and transfer restrictions. The market price of our Class A common stock could decline as a result of the sale of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Additionally, shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock issued pursuant to our 2025 Equity Incentive Plan will be available for sale in the open market upon the exercise or settlement of such equity awards.

In the future, we may also issue our securities in connection with investments, acquisitions or business combinations. The number of shares of our Class A common stock (or securities convertible into or exchangeable for our Class A common stock) issued in connection with an investment or acquisition or business combinations could constitute a material portion of our then-outstanding shares of Class A common stock. As restrictions on resale end, the market price of our shares of Class A common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A common stock or other securities or to use our Class A common stock as consideration for acquisitions of other businesses, business combinations, investments or other corporate purposes.

Future sales and issuances of our Class A common stock or rights to purchase or acquire common stock could result in additional dilution to our stockholders and could cause the market price of our Class A common stock to decline.

As of December 31, 2025, we had 987,350,000 shares of Class A common stock authorized but unissued, including 99,166,563 shares of Class A common stock issuable upon exchange of Class X Umbrella Units or LTIP Units and forfeiture of corresponding shares of Class B common stock that will be held by Aggregator. We may issue additional Class A common stock, convertible securities, preferred stock or other equity in the future. We will also admit new Managing Directors from time to time, who we currently expect will become indirect owners of Class X Umbrella Units or LTIP Units of AT Umbrella LLC along with paired shares of Class B common stock, each held indirectly through Aggregator. LTIP Units are exchangeable into Class X Umbrella Units when certain conditions are met. We may alternatively admit new Managing Directors to whom we will issue Class A common stock and/or Class B common stock. We also issue Class A common stock to our employees, directors, and other service providers pursuant to our 2025 Equity Incentive Plan. Such issuances could be dilutive to investors and could cause the market price of our Class A common stock to decline. New investors in such issuances could also receive rights senior to those of holders of our Class A common stock. Similarly, the AT Umbrella Limited Liability Company Agreement permits AT Umbrella LLC to issue an unlimited number of additional limited liability company interests of AT Umbrella LLC with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Class X Umbrella Units, and which may be exchangeable for shares of our Class A common stock. In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions or business combinations, which could constitute a material portion of our then-outstanding shares of Class A common stock. Any such issuance could substantially dilute the ownership and voting power of our existing stockholders and cause the market price of our Class A common stock to decline.

We are a “controlled company” within the meaning of NYSE rules and, as a result, qualify for, and intend to rely on, exemptions and relief from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Aggregator holds approximately 98.7% of the combined voting power of our outstanding capital stock as of December 31, 2025. Aggregator therefore has the ability to determine all matters requiring approval by our stockholders, including the election of our directors, amendment of our governing documents, and approval of major corporate transactions. Because Aggregator controls a majority of the voting power of our outstanding capital stock, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, namely the requirements to have a majority of directors be independent, to have a compensation committee and to have an independent nominating function. A majority of our board of directors are independent and we have an independent compensation committee in addition to an independent audit committee. While our compensation committee is fully independent, certain actions typically taken by a compensation committee under NYSE rules are instead taken by the full board in reliance on the “controlled company” exemption, including that our full board of directors determines and approves our CEO’s compensation, based on recommendations from our compensation committee. In addition, we do not have a nominating committee. The typical functions of this committee are addressed by our full board of directors. For as long as the “controlled company” exemption is available, our board of directors in the future may not consist of a majority of independent directors and may not have an independent nominating committee or compensation committee. As a result, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE rules regarding corporate governance. Use of the controlled company exemptions could cause our Class A common stock to be less attractive to certain investors or otherwise cause the market price of our Class A common stock to decline.

If industry or financial analysts issue inaccurate or unfavorable research regarding our Class A common stock, our stock price and trading volume could decline.

The market for our Class A common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage and the analysts who publish information about our Class A common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding the market price of our Class A common stock, our stock price would likely decline. In addition, the stock prices of many companies have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, could limit attempts to make changes in our management, and could depress the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control of our company or limiting changes in our management. Among other things, they provide:
•a dual-class structure which provides holders of our Class B common stock with ten votes per share until the date on which Aggregator and its designees and affiliates cease to beneficially own 50% of the voting power of our common stock entitled to vote generally in the election of directors (the Triggering Event), giving Aggregator the ability to significantly influence the outcome of matters requiring stockholder approval until the date of the Triggering Event;
•authorization of the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•from and after the Triggering Event, our board of directors will be divided into three classes with members of each class serving staggered three-year terms;
•from and after the Triggering Event, our stockholders may not call special meetings of the stockholders;
•from and after the Triggering Event, our stockholders will only be able to take action at a meeting of stockholders and not by written consent; and
•advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions may delay or prevent attempts by our stockholders to replace members of our management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. We have opted out of Section 203 of the Delaware General Corporation Law, or the DGCL; however, our amended and restated certificate of incorporation contains similar provisions that shall apply to us after the Triggering Event, providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, subject to certain exceptions. Anti-takeover provisions could depress the market price of our Class A common stock by acting to delay or prevent a change in control of our company.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for actions or proceedings brought under Delaware statutory or common law: (i) any derivative claim or cause of action brought on our behalf; (ii) any action asserting a claim of a breach of fiduciary duty; (iii) any action asserting a claim against us arising under the DGCL; (iv) any action arising under or seeking to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended from time to time); (v) any claim or cause of action against us that is governed by the internal affairs doctrine; or (vi) any action asserting an “internal corporate claim” as defined in the DGCL, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. Some companies that adopted a similar federal district court forum selection provision were subject to a suit in the Chancery Court of Delaware by stockholders who asserted that the provision is not enforceable. While the Delaware Supreme Court held that such federal district court forum selection provision was in fact valid, there can be no assurance that federal courts or other state courts will follow the holding of the Delaware Supreme Court or determine that the our federal district court forum selection provision should be enforced in a particular case. These choice of forum provisions do not apply to actions brought to enforce a duty or liability created by the Exchange Act. We intend for the choice of forum provision regarding claims arising under the Securities Act to apply despite the fact that Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all actions brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act. Our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find such provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. These exclusive forum provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act.

We do not currently intend to pay dividends on our capital stock, so any returns will be limited to increases in the value of our Class A common stock, if any.

We have never declared or paid any cash dividends on our capital stock, and except as described under Part II, Item 5 “Dividend Policy,” we do not currently expect to pay any dividends or other distributions on our Class A common stock in the foreseeable future. The declaration, amount, and payment of any future dividends will be at the sole discretion of our board of directors, and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under any future credit facility or financing we may obtain, and such other factors as our board of directors may deem relevant. See the risk factor titled “-AT Umbrella LLC may make distributions of cash to us in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments under the Tax Receivable Agreement). To the extent we do not distribute such excess cash as dividends on our Class A common stock, the other Class X Umbrella Unit holders would benefit from any value attributable to such cash as a result of their ownership of Class A common stock upon a redemption or exchange of their Class X Umbrella Units” and Part II, Item 5 “Dividend Policy.”

Item 1B.Unresolved Staff Comments
None.
Item 1C.Cybersecurity
Risk Management and Strategy

Our ability to serve our clients depends on resilient technology and the secure handling of sensitive information. We rely on information systems and networks, often provided by third parties, to operate our business and deliver professional services. In the ordinary course, we process personal data and other confidential or proprietary information that is subject to contractual obligations and evolving privacy and security requirements.

We have designed and are implementing a cybersecurity and information security program to manage risks to the confidentiality, integrity, and availability of our systems and the information we maintain or process. We continue to invest in enhancing our cybersecurity risk management practices and various other security controls. Our cybersecurity risk management activities are based on a hybrid of the NIST Cybersecurity Framework 2.0 and ISO 27001 standards, are coordinated with our broader enterprise risk management (ERM) processes and will continue to be integrated into our ERM program over time. Our program is designed to align cybersecurity risk identification, assessment, mitigation, and reporting with our ERM processes, including escalation protocols to senior management, our board’s risk and audit committees, and to the board of directors, as appropriate.

Our cybersecurity and information security program is risk-based and is informed by generally accepted cybersecurity practices, internal and external assessments and testing, and threat intelligence, including information provided by third-party partners. We maintain processes to identify, assess, and prioritize cybersecurity risks based on likelihood and potential impact, including financial, operational, legal, and reputational considerations. We consider a range of threats, such as phishing and other social-engineering attacks (including those that may use deepfakes), credential theft, malware and ransomware, denial-of-service attacks, and supply‑chain events that affect critical service providers.

We have also designed our cybersecurity and information security program to be multi-tiered and we have implemented and continue to enhance several key elements, including:

•Developing and updating information security policies, standards, and procedures, including practices for data handling, identity and access management, incident response, and vendor management. We will continue to assess these materials in order to clarify roles and responsibilities, strengthen minimum control expectations for service providers, and enhance data handling standards. These policies will be reviewed periodically and updated to reflect evolving regulatory requirements, emerging threats, and changes in our business operations.
•Security monitoring and response supported by a combination of internal resources and a managed security service provider (MSSP) that assists with monitoring, triage, and incident response activities.
•Vulnerability management and independent testing, including periodic risk assessments and penetration testing, as well as tracking and prioritization of remediation efforts.
•Security awareness training for personnel, including periodic communications and exercises intended to reduce the risk of phishing and other user‑focused threats, including mandatory training for personnel and periodic simulated phishing exercises.
•Incident response preparedness, including response procedures and processes designed to support containment, investigation, recovery, fulfillment of relevant legal obligations, and post‑incident improvement. We have adopted an Incident Response Policy and maintain response procedures designed to support containment, investigation, recovery, and compliance with legal and regulatory obligations. We continue to enhance our documented response procedures, including our playbooks and escalation criteria. We are expanding our tabletop exercises and coordinate with our MSSP to support timely containment and recovery. We maintain defined escalation criteria to assess the severity and potential materiality of cybersecurity incidents, including processes to escalate incidents to senior management and, where appropriate, to the risk and audit committees and the board of directors.
•Business continuity and disaster recovery planning intended to support operations during and after disruptive events, including periodic testing of recovery capabilities and including disruptions at third‑party service providers.

We evaluate cybersecurity considerations as part of our processes for selecting and overseeing third-party vendors that handle sensitive information or provide critical services. We are enhancing our vendor risk management program through expanded risk-based diligence, use of contractual safeguards, and ongoing monitoring of critical service providers. These processes include assessing vendor security controls prior to engagement and periodically thereafter, particularly for vendors that process sensitive data or support critical systems. Given our reliance on third‑party platforms (including data centers, software‑as‑a‑service, and cloud providers), we address security and resilience throughout the vendor lifecycle.

Even with these measures, no program can eliminate all risk, particularly when incidents originate at third parties we depend upon.

When implementing significant technological changes and integrating acquisitions, business combinations and other strategic initiatives, we also consider cybersecurity and data protection risks. We use integration runbooks to align relevant operations with our cybersecurity policies, procedures, and control expectations.

For a discussion of cybersecurity and technology-related risks relevant to our business, see Part I, Item 1A "Risk Factors—Risks Related to Information Technology, Infrastructure and Intellectual Property."  We do not believe that any risks from known cybersecurity threats, including as a result of prior cybersecurity incidents, have materially affected us or are reasonably likely to materially affect us.  This assessment is based on information known to us and our assessment of the nature, scope, and actual or potential impact of known cybersecurity threats and prior incidents, including considerations of financial impact, operational disruption, and reputational harm.  This assessment is inherently uncertain and dependent on information available to us, and our processes for identifying, assessing and managing cybersecurity risks may not be sufficient to identify all such risks and incidents.  Accordingly, cybersecurity threats or incidents could materially affect us in the future.

Governance

Board of Directors Role

Our board of directors has overall responsibility for risk oversight, including oversight of cybersecurity and information technology risks. The board of directors carries out aspects of this oversight through the risk committee and audit committee. Cybersecurity and information technology risks are also addressed through our ERM processes, which are intended to support consistent identification, assessment, and escalation of key risks.

The risk committee oversees cybersecurity risk and receives periodic updates on key trends, program initiatives, program effectiveness, and assessment results from management. The audit committee oversees cybersecurity and receives similar updates for risks pertaining to the integrity of financial systems, financial reporting, and financial disclosure controls. Management also updates the risk and audit committees, as appropriate, regarding significant cybersecurity incidents and response activities. Both the risk committee and the audit committee report to the full board of directors regarding these matters on a regular basis.

Management’s Role and Responsibilities

Cybersecurity risk management is coordinated by an interim Chief Information Security Officer (“CISO”) and a cross-functional cybersecurity governance committee (the “Cybersecurity and Governance Committee”) led by the CISO and supported by stakeholders from functions including legal, risk management, finance, and technology. Our CISO has substantial experience as a CISO in financial services and has over 25 years of experience in technology and cybersecurity roles. He holds a Bachelor of Science degree in Cybersecurity and Risk Analysis, and holds globally recognized cybersecurity certifications, including a Certified Information Systems Security Professional (CISSP) certification and a Certified Information Security Manager (CISM) certification.

This Cybersecurity Governance Committee sets cybersecurity priorities, oversees the implementation of key initiatives and controls, coordinates monitoring and incident response activities (including those performed by our MSSP), and supports cybersecurity considerations for significant technological changes and third-party relationships. The Cybersecurity Governance Committee meets frequently to review cybersecurity risk reporting, metrics, and remediation efforts and oversee incident escalation to senior management, to the risk and audit committees, and to the board of directors as appropriate.

Our internal personnel who are involved in cybersecurity and information technology include professionals with expertise in areas such as IT operations, security administration, risk assessment, incident response, and compliance. We expect to increase cybersecurity staffing in targeted functions to work directly with our CISO to enhance our cybersecurity capabilities. In addition to our internal capabilities, we employ external service providers, such as our MSSP and specialized consultants, to provide independent validation of controls and practices, assist in the identification of emergent risks, and supplement internal capabilities.
Item 2.Properties
Our corporate headquarters are located in San Francisco, California, where we lease approximately 53,000 square feet of office space. We entered into our headquarters lease in May 2018 and it expires in July 2030, with a right to renew the initial term for two consecutive renewal terms of five years each. As of December 31, 2025, we leased office space across the United States in over 26 locations. We believe that our facilities are adequate for our current needs.

Item 3.Legal Proceedings.

We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business that cover a wide range of matters, including errors and omissions, intellectual property, data privacy and data protection, torts, securities, labor and employment and contractual rights.

Although the results of the actual and threatened legal proceedings, claims, investigations and government inquiries in which we currently are involved cannot be predicted with certainty, we do not believe that there is a reasonable possibility that the final outcome of these matters will have a material adverse effect on our business or financial results. Regardless of the outcome, however, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our reputation and brand and other factors. For additional information on risks relating to litigation, reference Part I, Item 1A “Risk Factors—Risks Related to Our Business, Operations and Industry—If we were to be held liable for alleged errors, omissions, illegal practices or other misconduct in providing our services to clients, our brand and reputation could be harmed and we could incur significant costs, which may exceed available insurance, if any, and which could harm our business” and “Risk Factors—Risks Related to Our Business, Operations and Industry—Adverse judgments or settlements in legal disputes could result in monetary damages or injunctive relief that could damage our reputation and materially affect our results of operations.”
Item 4.Mine Safety Disclosures
None.
PART II
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

On December 17, 2025, our Class A common stock began trading on the New York Stock Exchange under the ticker symbol “ANDG”. Prior to this time, there was no public market for our Class A common stock. The New York Stock Exchange is the principal United States market for these shares. Shares of our Class B common stock are neither listed nor traded on any stock exchange.

Holders of Record

As of March 20, 2026, there were approximately 80 institutional beneficial holders of record of our Class A common stock. The actual number of Class A stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of our Class A common stock are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of March 20, 2026, there was one holder of record of our Class B common stock.

Dividend Policy
We have never declared or paid any dividends on our Class A common stock. Holders of our non-economic Class B common stock are not entitled to participate in any cash dividends declared by our board of directors. The payment of any future dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our future debt agreements, and other factors that our board of directors may deem relevant. Our ability to pay cash dividends on our capital stock in the future may also be limited by the terms of any preferred securities we may issue or agreements governing any additional indebtedness we may incur. Except as described below, we do not currently expect to pay any dividends or other distributions on our Class A common stock in the foreseeable future.

Andersen Group Inc. is a holding company and our sole material asset is our indirect ownership interest in Andersen Tax Holdings LLC. We anticipate that cash received by AT Umbrella LLC may, in certain periods, exceed its liabilities, including tax liabilities, and obligations to make payments under the Tax Receivable Agreement. We may use any such excess cash from time to time to pay dividends, which may include special dividends, on our Class A common stock, or to fund repurchases of our Class A common stock, or any combination of the foregoing. If necessary, we may also undertake ameliorative actions, which may include, among other actions, pro rata or non-pro rata reclassifications, combinations, subdivisions, or adjustments of outstanding units of AT Umbrella LLC, or to declare a stock dividend on our Class A common stock of an aggregate number of additional newly issued shares that corresponds to the number of additional Class X Umbrella Units that Andersen Group Inc. is acquiring, to maintain one-to-one parity between Class X Umbrella Units and shares of Class A common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Use of Proceeds

On December 18, 2025, we closed our IPO in which we issued and sold 12,650,000 shares of our Class A common stock, which included the exercise in full by the underwriters of their option to purchase 1,650,000 shares of Class A common stock at a public offering price of $16.00 per share. We received net proceeds of $188.2 million, net of underwriting discounts and commissions of $14.2 million, but before deducting offering costs of $9.9 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-290415), as amended (the “Registration Statement”), which was declared effective on December 16, 2025. Morgan Stanley & Co. LLC and UBS Securities LLC acted as representatives of the underwriters. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to the Registration Statement, and the IPO terminated after the sale of all securities registered pursuant to the Registration Statement.

There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus dated as of December 16, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on December 17, 2025.

Recent Sales of Unregistered Securities
In December 2025, in connection with the Reorganization Transactions, we issued 98,302,500 shares of our Class B common stock to Aggregator. Also in December 2025, in connection with our IPO, we granted 976,563 LTIP Units to certain managing directors and made a corresponding issuance of 976,563 shares of our Class B common stock to Aggregator.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Issuer Purchases of Equity Securities
None.
Performance Graph
The following graph compares the cumulative total return of our Class A common stock to our shareholders from December 17, 2025 (the date that our Class A common stock commenced trading on the NYSE) to December 31, 2025, with the Russell 2000 and a peer group index comprised of the following professional services companies: Accenture plc (ACN), Booz Allen Hamilton Holding Corporation (BAH), CBIZ, Inc. (CBZ), CRA International, Inc. (CRAI), FTI Consulting, Inc. (FCN), Exponent, Inc. (EXPO), Gartner, Inc. (IT), The Hackett Group, Inc. (HCKT) and Huron Consulting Group Inc. (HURN). The graph assumes that the value of the investment in our Class A common stock and each index, including reinvestment of dividends, was $100, represented by 100% on December 17, 2025.

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Dates	Index: ACN, BAH, CBZ, CRAI, FCN, EXPO, IT, HCKT, HURN - Index Value	Russell 2000 Index (^RUT) - Index Value	Andersen Group Inc. (NYSE:ANDG) - Share Pricing
Dec-17-2025	100.00%	100.00%	100.00%
Dec-18-2025	98.77%	100.62%	108.09%
Dec-19-2025	99.44%	101.49%	103.91%
Dec-22-2025	99.09%	102.67%	112.38%
Dec-23-2025	98.95%	101.96%	104.64%
Dec-24-2025	98.78%	102.24%	108.34%
Dec-26-2025	99.15%	101.69%	107.91%
Dec-29-2025	99.25%	101.10%	105.06%
Dec-30-2025	98.74%	100.33%	109.11%
Dec-31-2025	98.03%	99.58%	110.34%
Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
We use the terms “Andersen,” “we,” “our” and “us” in this Annual Report to refer to Andersen Group Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. For example, a reference to “2025” means the 12-month period that ended on December 31, 2025.
Overview
We are a leading provider of independent tax, valuation and financial advisory services to individuals, wealthy families, businesses and institutional clients in the United States. From our roots as a tax advisory firm, we have strategically expanded our business to build an integrated platform of service offerings that enables us to solve our clients’ most complex challenges. We have achieved this by delivering market-leading technical expertise combined with practical advice, supported by our unique firm culture, integrated services offerings and our relationship with Andersen Global, a Swiss association of over 300 member and collaborating firms.
Our operating model is powered by a strong firm culture based on shared values, integrated services offerings and investments in our people, which has allowed us to build a differentiated approach to client service.
Recent Developments
Initial Public Offering
On December 18, 2025, we completed our initial public offering ("IPO") of 12,650,000 shares of Class A common stock at an offering price of $16.00 per share, including 1,650,000 shares of Class A common stock issued pursuant to the underwriters' over-allotment option. We received net proceeds of $188.2 million, net of underwriting discounts and commissions of $14.2 million, but before deducting offering costs of $9.9 million. We used the proceeds to purchase 12,650,000 newly-issued Class X Umbrella Units of AT Umbrella LLC at a price per unit equal to the IPO price, net of underwriting discounts and commissions.
Reorganization Transactions
In connection with the IPO, we undertook certain reorganization transactions (the “Reorganization Transactions”) such that Andersen Group Inc. is a holding company and, and our sole material asset is indirect ownership interests in Andersen Tax Holdings LLC through ownership of Class X Umbrella Units in AT Umbrella LLC. As a result, the consolidated financial statements may not give you an accurate indication of what our actual results would have been if the Reorganization Transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. For additional information, see Note 1, “Organization and Business Description” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report.
Inorganic Growth Opportunities
Andersen’s relationships with over 400 Andersen Global and Andersen Consulting member and collaborating firms provide opportunities for domestic and international expansion through closer partnerships, future acquisitions and future business combinations. During the first quarter of 2026, Andersen entered into definitive agreements for the acquisition of four member firms located in the strategically important areas of Africa and Latin America and a business combination with one member firm located in the strategically important area of Canada. These transactions are expected to close in the second quarter of 2026, subject to the satisfaction of certain closing conditions.

Executive Summary
Revenue for the year ended December 31, 2025 was $838.7 million, representing 14.6% year-over-year growth, driven by strong execution and continued demand across our core markets, as compared with $731.6 million of revenue for the year ended December 31, 2024. Growth in 2025 was supported by customer growth, higher volume and service line expansion. There were no large one-time 2025 revenue items, and all of our service lines grew revenues in 2025 as compared with the year ended December 31, 2024.
Key Financial and Operational Metrics
We monitor the following key financial and business metrics to evaluate our business, measure our performance and make strategic decisions:

	Year Ended December 31,
	2025	2024	2023
Revenue:
Revenue (in thousands)	$838,692	$731,593	$639,111
Clients:
Client groups	12,350	11,700	10,700
Client engagements	22,450	20,300	17,900
Client groups with minimum annual revenue over $250,000	687	629	524
Percentage of revenue from top 10 client groups	5.5%	5.0%	5.3%
People Metrics:
Employees	2,296	2,187	2,082
Attrition rate	14.2%	14.1%	11.0%
Revenue and Components of Revenue
We generate our revenue from providing tax and financial advisory services to our clients. During 2025, 2024, and 2023, the substantial majority of our revenue was generated on a time and materials basis and, to a lesser extent, on a fixed fee basis and contingent fee basis. In the future, our revenue and profitability could vary materially depending on changes in the nature of services provided, as well as the stage of performance at which the right to receive fees is finally determined. We provide services in four primary areas:
•Private Client Services. We provide comprehensive tax and financial services for individuals and families, addressing complex client matters such as multigenerational wealth, charitable giving and trust and estate planning.
•Business Tax Services. We offer a broad range of scalable, integrated tax-related consulting and compliance services for businesses, helping organizations with managing their tax planning, compliance and reporting needs.
•Alternative Investment Funds. We deliver comprehensive tax and financial-related services for alternative investment funds, including family offices, funds of funds, hedge funds, private equity funds, venture capital funds and real estate investment trusts.
•Valuation Services. We provide clients with independent valuation expertise that helps clients navigate tax laws and regulations and comply with regulatory requirements.
During 2025, our revenue increased by 14.6% to $838.7 million from $731.6 million during 2024. During 2024, our revenue increased by 14.5% to $731.6 million from $639.1 million during 2023. Revenue consists of professional services revenue and reimbursable expenses, which primarily include travel and out-of-pocket costs that are billable to clients.

Revenue by Service Line
We have built a multidimensional independent advisory firm with the ability to provide differentiated services across tax and financial services to address our clients’ most complex challenges. This is reflected in the revenue contribution of our services lines:

	Year Ended December 31,
	2025	2024	2023
Private Client Services	51.5%	49.8%	50.2%
Business Tax Services	34.8	35.7	35.4
Alternative Investment Funds	8.7	9.5	9.3
Valuation Services	5.0	5.0	5.1
The percentage of revenue by service line has largely remained stable over the past five years.
Revenue by Geographic Region
Since our founding, we have expanded our geographic reach across the United States, serving clients from 26 offices as of December 31, 2025. While our offices are primarily situated in major metropolitan areas, our expansive presence across the United States allows us to adapt to regional market fluctuations and capitalize on localized opportunities. Geographic revenue contribution is derived from the assigned office of each employee working on an engagement. This regional allocation typically aligns with the region in which the client is located, but in some cases, the client may be in a region different from the location of the office or employees.
Revenue by U.S. region was:

	Year Ended December 31,
	2025	2024	2023
East	38.9%	37.2%	36.9%
Central	19.0	18.5	18.0
West	42.1	44.3	45.1
Clients
During the year ended December 31, 2025, we performed services for over 12,350 client groups across the United States, representing an increase of approximately 5.6% from over 11,700 client groups during 2024. During the year ended December 31, 2024, we performed services for over 11,700 client groups across the United States, representing an increase of approximately 9.3% from over 10,700 client groups during 2023.
Client groups will often comprise multiple client engagements with different entities or individuals, such as multiple subsidiaries of an entity, multiple principals within a single private equity fund or multiple individuals or trusts within a single wealthy family. Across our client groups, we had over 22,450 client engagements in 2025, representing an increase of approximately 10.6% from the over 20,300 client engagements we served in 2024. We had over 20,300 client engagements in 2024, representing an increase of approximately 13.4% from the over 17,900 client engagements we served in 2023.
Our clients are distributed across a substantial number of individuals, wealthy families and trusts and business enterprises within a wide range of industries, including financial services, consumer products, healthcare, hospitality, manufacturing, pharmaceutical and biotech, private equity, real estate, technology and venture capital. By serving a diverse range of clients across a diverse range of industries, we believe we can capitalize on growth opportunities in expanding sectors while offsetting potential slowdowns in others.
We have increased our revenue by expanding the scope and size of our client relationships over time. During the year ended December 31, 2025, we had 687 client groups that generated over $250,000 in revenue, as compared to 629 such client groups in 2024 and 524 such client groups in 2023. We attribute this growth to strong performance in service delivery, cross-selling services, leveraging our relationships with Andersen Global firms, and client satisfaction initiatives.

Our revenue is also dispersed across a broad range of client groups with no single client group accounting for more than 1% of revenue in 2025, 2024, and 2023. Our top 10 client groups accounted for approximately 5% of revenue in each of 2025, 2024, and 2023.
People Metrics
Compensation represents the largest portion of our operating expenses. As a result, we monitor our total number of employees, growth in employees and attrition rates:

	Total Employees	Growth Rate	Attrition Rate
Year Ended December 31, 2025	2,296	5.0%	14.2%
Year Ended December 31, 2024	2,187	5.0	14.1
Year Ended December 31, 2023	2,082	20.2	11.0
Year Ended December 31, 2022	1,732	15.6	16.8
Year Ended December 31, 2021	1,499	13.1	18.5
Our workforce, which excludes temporary staff, consists of predominantly client serving professionals, and grew to 2,296 total employees as of December 31, 2025, compared to 2,187 as of December 31, 2024. Attrition, excluding involuntary terminations, was 14.2% in 2025, a slight decrease from our 5-year average of approximately 15%.
As of December 31, 2025, our workforce had a balanced distribution of tenure, reflecting a blend of experienced professionals and newer talent. Our 2,296 total employees included 319 Managing Directors as of December 31, 2025.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our financial measures prepared in accordance with accounting principles generally accepted in the United States (GAAP), which include EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Net Income Margin ("Non-GAAP Financial Measures"). We believe that the Non-GAAP Financial Measures, when taken collectively, may be helpful to investors because they provide consistency and comparability with past financial performance. We also believe that the Non-GAAP Financial Measures can enhance an investor’s understanding of our financial and operating performance from period to period, because they exclude certain items relating to income tax expense, interest, depreciation and amortization, equity-based compensation, restructuring costs and transaction costs which are not necessarily reflective of our ongoing operations and performance. However, the Non-GAAP Financial Measures are presented for supplemental informational purposes only, have limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin include that they exclude certain tax payments that may reduce cash available to us, do not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future, and do not reflect changes in, or cash requirements for, our working capital needs. Some of the limitations of Adjusted Net Income and Adjusted Net Income Margin include that they exclude the impact of expenses related to transaction activities, certain equity restructuring expenses and certain components of equity-based compensation.
Other companies, including companies in the professional services industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, any of which could reduce the usefulness of our Non-GAAP Financial Measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these Non-GAAP Financial Measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

The following table summarizes the Non-GAAP Financial Measures (along with the most directly comparable GAAP measures) for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Net (Loss) Income	$(130,169)	$134,801	$118,683
Adjusted Net Income (unaudited)(1)	217,000	136,382	118,683
EBITDA (unaudited)(1)	(120,897)	141,061	126,109
Adjusted EBITDA (unaudited)(1)	226,332	142,654	126,109
Revenue	838,692	731,593	639,111
Net (Loss) Income Margin (unaudited)	(15.5)%	18.4%	18.6%
Adjusted Net Income Margin (unaudited)(1)	25.9%	18.6%	18.6%
Adjusted EBITDA Margin (unaudited)(1)	27.0%	19.5%	19.7%

(1)These are non-GAAP financial measures. See below for a reconciliation to the most directly comparable GAAP financial measure.
Adjusted Net Income and Adjusted Net Income Margin
We define Adjusted Net Income as net income plus expenses related to transaction activities, including non-recurring equity restructuring costs and non-cash equity-based compensation expense associated with equity interests that were issued in anticipation of, and in connection with, the IPO. We define Adjusted Net Income Margin as Adjusted Net Income divided by revenue. We believe Adjusted Net Income and Adjusted Net Income Margin enhance an investor’s understanding of our financial and operating performance because they exclude transaction-related costs allowing for greater transparency into what measures we use in operating our business and measuring our performance. In addition, these measures enable comparison of financial trends and results between periods. The following table reflects the reconciliation of net (loss)/income to Adjusted Net Income and Adjusted Net Income Margin for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Net (Loss) Income	$(130,169)	$134,801	$118,683
Transaction costs(1)	7,378	1,593	—
Equity-based compensation expense associated with pre-IPO profits interest unit grants(2)	136,460	—	—
Equity-based compensation expense associated with vesting of Class X Aggregator Units(3)	10,228	—	—
Equity restructuring costs(4)	193,163	—	—
Income tax effect of adjustments	(60)	(12)	—
Adjusted Net Income	$217,000	$136,382	$118,683
Revenue	838,692	731,593	639,111
Net (Loss) Income Margin	(15.5%)	18.4%	18.6%
Adjusted Net Income Margin	25.9%	18.6%	18.6%

(1)Transaction costs include certain legal, accounting and consulting costs incurred for public company readiness not eligible for capitalization and related to the restructuring and amounts incurred in advance of planned mergers, acquisitions and business combinations.
(2)Equity-based compensation expense associated with pre-IPO profits interest unit grants consists of non-cash compensation costs associated with the grants of profits interest units described in Note 14, “Equity-based Compensation—Prior to the IPO and Reorganization Transactions” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report. These units were fully vested upon issuance and therefore a one-time expense was recognized in 2025. We recognized $104.5 million of non-cash equity-based compensation expense associated with pre-IPO profits interest units in cost of services and $32.0 million in sales, general and administrative expense during the year ended December 31, 2025.

(3)Equity-based compensation expense associated with the vesting of Class X Aggregator Units consists of non-cash expenses associated with the vesting of Class X Aggregator Units, which were part of the Reorganization Transactions and described in Note 14, “Equity-based Compensation—Subsequent to the IPO and Reorganization Transactions—Class X Aggregator Units” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report. We recognized $9.7 million of non-cash equity-based compensation expense associated with Class X Aggregator Units in cost of services and $0.5 million in sales, general and administrative expense during the year ended December 31, 2025.
(4)In connection with the Reorganization Transactions, we incurred certain equity restructuring expenses as a result of the exchange of historical equity interests of the Management Holdcos for new Class H Aggregator Units and/or the combination of Class X Aggregator Units and Member Notes. See Note 14, “Equity-based Compensation—Subsequent to the IPO and Reorganization Transactions—Equity Restructuring Costs” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report for further information.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
We define EBITDA as net income plus income tax expense, interest expense, and depreciation and amortization less interest income. We define Adjusted EBITDA as EBITDA with adjustments to exclude results from expenses related to transaction activities, including non-recurring equity restructuring costs and non-cash equity-based compensation expense associated with equity interests that were issued in anticipation of, and in connection with, the IPO. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. The following table is a reconciliation of net (loss) income to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Net (Loss) Income	$(130,169)	$134,801	$118,683
Interest income	(4,166)	(4,524)	(2,660)
Interest expense	1,436	64	138
Depreciation and amortization	9,005	8,325	7,691
Income tax expense	2,997	2,395	2,257
EBITDA	(120,897)	141,061	126,109
Transaction costs(1)	7,378	1,593	—
Equity-based compensation expense associated with pre-IPO profits interest unit grants(2)	136,460	—	—
Equity-based compensation expense associated with vesting of Class X Aggregator Units(3)	10,228	—	—
Equity restructuring costs(4)	193,163	—	—
Adjusted EBITDA	226,332	142,654	126,109
Revenue	838,692	731,593	639,111
Net (Loss) Income Margin	(15.5)%	18.4%	18.6%
Adjusted EBITDA Margin	27.0%	19.5%	19.7%

(1)Transaction costs include certain legal, accounting and consulting costs incurred for public company readiness not eligible for capitalization and related to the restructuring and amounts incurred in advance of planned mergers, acquisitions and business combinations.
(2)Equity-based compensation expense associated with pre-IPO profits interest unit grants consists of non-cash compensation costs associated with the grants of profits interest units described in Note 14, “Equity-based Compensation—Prior to the IPO and Reorganization Transactions” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report. These units were fully vested upon issuance and therefore a one-time expense was recognized in 2025. We recognized $104.5 million of non-cash equity-based compensation expense associated with pre-IPO profits interest units in cost of services and $32.0 million in sales, general and administrative expense during the year ended December 31, 2025.
(3)Equity-based compensation expense associated with the vesting of Class X Aggregator Units consists of non-cash expenses associated with the vesting of Class X Aggregator Units, which were part of the Reorganization Transactions and described in Note 14, “Equity-based Compensation—Subsequent to the IPO and Reorganization Transactions—Class X Aggregator Units” to our audited consolidated financial statements included in Part II, Item 8 of this Annual

Report. We recognized $9.7 million of non-cash equity-based compensation expense associated with Class X Aggregator Units in cost of services and $0.5 million in sales, general and administrative expense during the year ended December 31, 2025.
(4)In connection with the Reorganization Transactions, we incurred certain equity restructuring expenses as a result of the exchange of historical equity interests of the Management Holdcos for new Class H Aggregator Units and/or the combination of Class X Aggregator Units and Member Notes. See Note 14, “Equity-based Compensation—Subsequent to the IPO and Reorganization Transactions—Equity Restructuring Costs” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report for further information.
Key Factors Affecting Our Performance
Since our founding in 2002, our financial performance has been characterized by rapid and sustained growth, strong client retention and a recurring revenue profile. This track record of performance for historical periods and our expected future performance is driven by the following key factors.
Our Ability to Retain and Expand Relationships with Existing Clients
Our ability to retain and expand relationships with existing clients is an important driver of our continued growth and success. Client retention is primarily determined by our ability to deliver tailored tax, valuation, financial advisory, and consulting services that are relevant, practical and value added. We also rely on our managing directors to build long-term trusted relationships with their clients and have maintained a low leverage managing director to professional model that enables our managing directors to engage with clients directly. The effectiveness of our client retention strategies is reflected in our success in securing repeat business from our clients.
Our Ability to Attract New Clients
We believe that we have a significant opportunity to add new clients in our existing core services areas across the United States, and to expand our client base to new services areas and geographies.
Our ability to attract new clients is driven by several factors, including maintaining our reputation for professionalism and excellence in client service, the breadth and depth of our tax, valuation, financial advisory, and consulting services, and our ability to adapt to emerging trends and client demands. To win new business we rely on our managing director driven sales motion, positive word of mouth from our clients, referrals from Andersen Global firms, and the strength of the Andersen brand. We also have a successful track record of inorganic growth. We expect to add new clients, including in new geographies, through selective acquisitions and business combinations in the future.
Our Ability to Manage the Firm’s Human Capital and Attract Talent
To provide services to our clients, we rely on the skills, experience, and productivity of our team of managing directors and professionals. To support our talent initiatives we have developed a strong culture and collaborative environment that not only encourages our professionals to remain at our firm, but also attracts talent from across the industry.
Our focus on retaining talent provides us multiple benefits, including improved client satisfaction, reduced hiring and training costs and increased productivity. To support employee retention we emphasize mentorship and invest in training and development to ensure our team remains motivated and highly skilled. Additionally, our low managing director to professional operating model and focus on stewardship supports our professionals in their development and enables a collaborative and inclusive work environment that encourages retention.
Our Ability to Incorporate Technology into the Delivery of Client Services
As client expectations for quality and speed of service delivery continue to increase, our ability to leverage new technologies such as AI, machine learning and data analytics to deliver insightful, data-driven advice to our clients will be increasingly important. Our success in seamlessly integrating new technologies into our workflows not only boosts our operational efficiency but also enriches the client experience, strengthening client retention and helping us attract new business.

Our Ability to Expand Our Service Offerings While Maintaining Our Reputation for Delivering High Quality Services
Our performance depends, in part, on our ability to broaden our suite of services to address emerging client needs, while maintaining our commitment to providing practical, highly relevant, insightful and technical advice.
We have a track record of expanding the scope of our service offerings. For example, leveraging our foundation as a leading tax practice, we have grown our capabilities to include private accounting solutions, family office consulting, valuation services, investment consulting services, global workforce mobility services, forensic services, and real estate consulting services. In addition, we launched Andersen Consulting in February 2025 and will continue to invest in expanding our advisory services offerings, although we do not currently expect it to make a material organic contribution to our revenue in the foreseeable future.
Our Relationships with Andersen Global Member and Collaborating Firms
Our performance is increasingly influenced by our strategic relationships with the member and collaborating firms of Andersen Global. Andersen Global is an association of legally separate, independent firms and is one of the largest professional services affiliations in the world, with over 50,000 professionals and 3,000 partners in over 180 countries as of December 31, 2025. These relationships enhance our global reach and enrich our service offerings, allowing us to serve our U.S. clients globally. The strength and breadth of these relationships enable us to leverage diverse expertise and local market insights, supporting our ability to maintain a competitive advantage and meet our clients’ complex and evolving needs. We intend to continue investing in building relationships with Andersen Global firms to enhance our ability to serve our existing clients and drive new client referrals.
Seasonality
Our busiest periods typically align with U.S. tax filing deadlines, particularly the months leading up to April 15th for individual and corporate tax filings and the extension deadlines in October. During these peak times, we typically experience a substantial increase in client engagements and workload, which has historically driven an increase in billable hours and revenue in the first and third quarters of the year.
Components of Our Results of Operations
Revenue
The substantial majority of our revenue is recognized on a time and materials basis. Each of our professionals is assigned an hourly billing rate based on several factors, such as classification, experience level, location, market conditions, area of expertise, and service line. Time related to the performance of all services is maintained in a time and billing system. However, we may enter into service arrangements that are not based on a time and materials basis, such as fixed price or contingent fee arrangements, although to date such arrangements have not represented a material portion of our revenue. Our engagements may also provide for adjustments, refunds, or discounts under specific circumstances that are reflected in the transaction price.
Operating Expenses
Our operating expenses consist of the following:
Cost of Services
Cost of services primarily consist of direct expenses related to the production of deliverables under client assignments. This includes personnel costs for revenue-generating personnel, such as wages, equity-based compensation, benefits and incentive compensation, and sub-consultant costs, software costs and an allocation of non-personnel costs such as occupancy costs.
Sales, General and Administrative
Sales, general and administrative expenses primarily consist of personnel costs such as wages, equity-based compensation, benefits and incentive compensation related to support and administrative functions, and non-personnel costs such as professional fees, business development, occupancy, advertising, recruiting and training costs.

Equity Restructuring Costs
In the fourth quarter of 2025, we incurred a one-time equity restructuring expense of $162.3 million as a result of the exchange of historical equity interests at the Management Holdcos for new Class H Aggregator Units. The new Class H Aggregator Units include a higher income allocation to unit holders than under the previous Management Holdco units held by such unit holders, which resulted in an incremental one-time expense recognized in the fourth quarter of 2025 upon the completion of the Reorganization Transactions. Certain holders of historical equity interests at the Management Holdcos also received Class X Aggregator Units and a return of contributed capital through the Member Notes which resulted in an incremental one-time expense that will not recur beyond 12 months after the Reorganization Transactions. We incurred a one-time equity restructuring expense for these Class X Aggregator Units of $30.9 million.
Equity-Based Compensation
Prior to the IPO, except for the grants of profits interest units in April and July 2025, we have not incurred equity-based compensation expense.
In connection with the IPO and the Reorganization Transactions, we incurred substantial equity-based compensation expense with respect to (1) RSUs and Aggregator LTIP Units that we granted in connection with the IPO, (2) the exchange of the profits interest units granted in 2025 for unvested Class X Aggregator Units as part of the Reorganization Transactions, and (3) the exchange of Management Holdco units for unvested Class X Aggregator Units as part of the Reorganization Transactions. We expect to incur equity-based compensation expense with respect to equity-based awards we intend to grant in the future, including RSUs under our equity incentive plan and Aggregator LTIP Units. Our equity-based compensation is described further in Note 14, “Equity-based Compensation” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report.
Depreciation and Amortization
Depreciation and amortization primarily consist of depreciation and amortization of our property and equipment, software and acquired intangible assets.
Interest Income
Interest income consists of interest earned on cash and cash equivalent balances, investments in held-to-maturity debt securities, and notes receivable from related parties.
Interest Expense
Interest expense consists of interest incurred on property and equipment financed through lease arrangements. After the completion of the IPO and Reorganization Transactions, interest expense consists primarily of interest related to the CA Notes and the HO Note. We expect to incur higher interest expense in the future related to the CA Notes and the HO Note.
Other Income, Net
Other income, net consists primarily of sublease income and license fee income.
Income Tax Expense
Income tax expense consists primarily of current and deferred income tax.
Net Income Attributable to Redeemable Noncontrolling Interest
Net income attributable to redeemable noncontrolling interest reflects the income earned or loss incurred attributable to the equity interest Aggregator has in our AT Umbrella LLC subsidiary. See Note 1, “Organization and Business Description” and Note 2, "Summary of Significant Accounting Policies" to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report for further information. Net income attributable to Andersen Group Inc. represents the income attributable to the shareholders of Andersen Group Inc.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our consolidated results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in thousands)
Revenue	$838,692	$731,593	$107,099	14.6%
Operating expenses
Cost of services (excluding depreciation and amortization)	595,085	461,777	133,308	28.9
Sales, general and administrative	176,732	131,947	44,785	33.9
Equity restructuring costs	193,163	—	193,163	100.0
Depreciation and amortization	9,005	8,325	680	8.2
Total operating expenses	973,985	602,049	371,936	61.8
Operating (loss) income	(135,293)	129,544	(264,837)	(204.4)
Interest income	4,166	4,524	(358)	(7.9)
Interest expense	(1,436)	(64)	(1,372)	2,143.8
Other income, net	5,391	3,192	2,199	68.9
(Loss) income before income tax expense	(127,172)	137,196	(264,368)	(192.7)
Income tax expense	2,997	2,395	602	25.1
Net (loss) income	$(130,169)	$134,801	$(264,970)	(196.6)%
Less: net loss attributable to redeemable noncontrolling interest(1)	(127,845)
Net loss attributable to Andersen Group Inc.(1)	$(2,324)

(1)The year ended December 31, 2024 reflects results prior to the IPO and Reorganization Transactions. Upon completion of the IPO and Reorganization Transactions during the year ended December 31, 2025, redeemable noncontrolling interest is recognized and earnings are attributed to redeemable noncontrolling interest and Andersen Group Inc.

The following table sets forth our consolidated results of operations expressed as a percentage of revenue:

	Year Ended December 31,
	2025	2024
Revenue	100%	100%
Operating expenses
Cost of services (excluding depreciation and amortization)	71.0	63.1
Sales, general and administrative	21.1	18.0
Equity restructuring costs	23.0	0.0
Depreciation and amortization	1.1	1.2
Total operating expenses	116.2	82.3
Operating (loss) income	(16.2)	17.7
Interest income	0.5	0.6
Interest expense	(0.2)	0.0
Other income, net	0.6	0.4
(Loss) income before income tax expense	(15.3)	18.7
Income tax expense	0.4	0.3
Net (loss) income	(15.7%)	18.4%
Less: net loss attributable to redeemable noncontrolling interest	(15.2)
Net loss attributable to Andersen Group Inc.	(0.5)%

Revenue

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in thousands)
Revenue	$838,692	$731,593	$107,099	14.6%
Our revenue during the year ended December 31, 2025 increased by $107.1 million, or 14.6%, to $838.7 million, compared to $731.6 million during the year ended December 31, 2024. Revenue growth was broad-based across all service lines, driven by customer additions, higher volume, and service line expansion in 2025 compared to the year ended December 31, 2024.
Operating Expenses

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in thousands)
Cost of services (excluding depreciation and amortization)	$595,085	$461,777	$133,308	28.9%
Sales, general and administrative	176,732	131,947	44,785	33.9
Equity restructuring costs	193,163	—	193,163	100.0
Depreciation and amortization	9,005	8,325	680	8.2
Total operating expenses	$973,985	$602,049	$371,936	61.8%
Cost of services
Our cost of services during the year ended December 31, 2025 increased by $133.3 million, or 28.9%, to $595.1 million compared to $461.8 million during the year ended December 31, 2024. The increase in cost of services was primarily attributable to $114.7 million in non-cash equity-based compensation in 2025 resulting from grants of profits interest units prior to the IPO and Reorganization Transactions as well as new Class X Umbrella Units, LTIP Units and RSUs granted in connection with the IPO and Reorganization Transactions. Other personnel costs increased by $15.9 million as our headcount scaled to meet higher demand for our services. Cost of services as a percentage of revenue increased year-over-year from 63.1% during the year ended December 31, 2024 to 71.0% for the year ended December 31, 2025.
Sales, general and administrative
Our sales, general and administrative expenses during the year ended December 31, 2025 increased by $44.8 million, or 33.9%, to $176.7 million compared to $131.9 million during the year ended December 31, 2024. The increase was primarily related to equity-based compensation costs of $32.6 million resulting from grants of profits interest units in 2025 and other equity-based units in connection with the IPO in December 2025, as well as a $9.2 million increase in salaries and related expenses in connection with our increased headcount year-over-year. We also incurred $6.5 million in increased audit, accounting and consulting fees in advance of the IPO. Sales, general and administrative costs as a percentage of revenue increased year-over-year from 18.0% for the year ended December 31, 2024 to 21.1% for the year ended December 31, 2025.
Equity restructuring costs
During the year ended December 31, 2025, we recognized nonrecurring equity restructuring expenses of approximately $193.2 million related to the Reorganization Transactions, including $162.3 million associated with the issuance of Class H Aggregator Units and $30.9 million for the Class X Aggregator Units and related member notes issued to certain historical equity holders. See Note 1, “Organization and Business Description” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report for further information on the Reorganization Transactions.
Depreciation and amortization
Our depreciation and amortization expenses during the year ended December 31, 2025 increased by $0.7 million or 8.2%, to $9.0 million compared to $8.3 million during the year ended December 31, 2024. Depreciation and amortization costs as a percentage of revenue remained relatively consistent year-over-year at 1.1% compared to 1.2%.
Interest Income

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in thousands)
Interest income	$4,166	$4,524	$(358)	(7.9)%
Interest income during the year ended December 31, 2025 decreased by $0.4 million, or 7.9%, to $4.2 million, compared to $4.5 million in 2024. The decrease was primarily driven by decreased interest from investments and loans and notes receivable from related parties.
Interest Expense

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in thousands)
Interest expense	$1,436	$64	$1,372	2,143.8%
Interest expense for the year ended December 31, 2025 was approximately $1.4 million and was not meaningful for the year ended December 31, 2024. The increase was attributable to the CA Notes and HO Note incurred in connection with the IPO and Reorganization Transactions described in Note 1, “Organization and Business Description” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report.

Other Income, Net

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in thousands)
Other income, net	$5,391	$3,192	$2,199	68.9%
Other income, net during the year ended December 31, 2025 increased by $2.2 million, or 68.9%, to $5.4 million, compared to $3.2 million during the year ended December 31, 2024. This increase was primarily due to increased license fee income.
Income Tax Expense

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in thousands)
Income tax expense	$2,997	$2,395	$602	25.1%
For the year ended December 31, 2025, we recorded a provision from income taxes of $3.0 million, consisting primarily of state and local income taxes. Our effective tax rate of (2.4)% differs from the U.S. federal statutory rate of 21% primarily related to (i) non-controlling interest as Andersen Group Inc. is only subject to income tax on its allocable share of partnership income from AT Umbrella LLC and (ii) certain partnership level state and local income taxes for state jurisdictions that impose an entity level income tax.
For the year ended December 31, 2024, we recorded a provision from income taxes of $2.4 million consisting primarily of taxes for certain state and local jurisdictions that impose an entity level income tax and certain foreign withholding taxes. We were a multi-member limited liability company taxed as a partnership and generally not subject to U.S. federal and state taxes, except for certain state and local jurisdictions that impose an entity level income tax. Our effective tax rate of 1.8% in 2024 differed from the U.S. federal statutory rate of 21% primarily related to partnership income not subject to entity level income tax.
As of December 31, 2025, we recorded a valuation allowance of $88.8 million related to our investment in partnership as we concluded that such asset is not more likely than not to be realized as the investment in partnership is capital in nature.
Net Loss Attributable to Redeemable Noncontrolling Interest
The net loss attributable to the redeemable noncontrolling interest of AT Umbrella LLC for the year ended December 31, 2025 was $127.8 million, which is all of the losses through December 17, 2025 (the date of the Reorganization Transactions) and 88.6% of pre-tax earnings of AT Umbrella LLC for the period December 18, 2025 through December 31, 2025.

Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in thousands)
Revenue	$731,593	$639,111	$92,482	14.5%
Operating expenses
Cost of services (excluding depreciation and amortization)	461,777	399,900	61,877	15.5
Sales, general and administrative	131,947	114,661	17,286	15.1
Depreciation and amortization	8,325	7,691	634	8.2
Total operating expenses	602,049	522,252	79,797	15.3
Operating income	129,544	116,859	12,685	10.9
Interest income	4,524	2,660	1,864	70.1
Interest expense	(64)	(138)	74	(53.6)
Other income, net	3,192	1,559	1,633	104.7
Income before income tax expense	137,196	120,940	16,256	13.4
Income tax expense	2,395	2,257	138	6.1
Net income	$134,801	$118,683	$16,118	13.6%
The following table sets forth our consolidated statement of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2024	2023
Revenue	100.0%	100.0%
Operating expenses
Cost of services (excluding depreciation and amortization)	63.1	62.6
Sales, general and administrative	18.0	17.9
Depreciation and amortization	1.2	1.2
Total operating expenses	82.3	81.7
Operating income	17.7	18.3
Interest income	0.6	0.4
Interest expense	0.0	0.0
Other income, net	0.4	0.2
Income before income tax expense	18.7	18.9
Income tax expense	0.3	0.3
Net income	18.4%	18.6%
Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in thousands)
Revenue	$731,593	$639,111	$92,482	14.5%
Our revenue during 2024 increased by $92.5 million, or 14.5%, to $731.6 million, compared to $639.1 million during 2023. Growth in new client acquisition contributed to increased project volumes and service demand with targeted business development and marketing efforts enabling this growth. Our client engagements grew by 13.4% from 2023 to 2024.

Operating Expenses

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in thousands)
Cost of services (excluding depreciation and amortization)	$461,777	$399,900	$61,877	15.5%
Sales, general and administrative	131,947	114,661	17,286	15.1
Depreciation and amortization	8,325	7,691	634	8.2
Total operating expenses	$602,049	$522,252	$79,797	15.3%

Cost of services
Our cost of services during 2024 increased by $61.9 million, or 15.5%, to $461.8 million compared to $399.9 million during 2023. The increase in cost of services was primarily attributable to a $58.2 million increase in compensation, benefits and other personnel costs as our headcount scaled to meet higher demand for our services. We also recorded a $2.7 million increase in occupancy costs due to additional office leases. Cost of services as a percentage of revenue remained stable year-over-year at approximately 63% for each of 2024 and 2023.
Sales, general and administrative
Our sales, general and administrative expenses during 2024 increased by $17.3 million, or 15.1%, to $131.9 million compared to $114.7 million during 2023. We incurred higher than usual costs related to a legal matter involving a former employee in 2024, which drove a significant portion of the increase, as well as a $10.9 million increase in professional fees in 2024 compared to 2023. The increase was also driven by a $2.5 million increase in training costs in 2024 compared to 2023, a $1.3 million increase in business development costs in 2024 compared to 2023, and a $3.6 million increase in administrative personnel costs in 2024 compared to 2023. Sales, general and administrative costs as a percentage of revenue remained stable year-over-year at approximately 18% for each of 2024 and 2023.
Depreciation and amortization
Our depreciation and amortization expenses during 2024 increased by $0.6 million, or 8.2%, to $8.3 million compared to $7.7 million in 2023. This increase was primarily due to a higher balance of depreciable assets in 2024. Depreciation and amortization costs as a percentage of revenue remained consistent year-over-year.
Interest Income

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in thousands)
Interest income	$4,524	$2,660	$1,864	70.1%
Interest income in 2024 increased by $1.9 million, or 70.1%, to $4.5 million, compared to $2.7 million in 2023. The increase was primarily driven by increased holdings in interest-bearing short-term investments, partially offset by a decrease in interest rates.
Interest Expense

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in thousands)
Interest expense	$64	$138	$(74)	(53.6)%

Interest expense in 2024 decreased by approximately $0.1 million, or 53.6%, compared to 2023. The decrease was due to lower outstanding principal balances on our loan facilities.
Other Income, Net

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in thousands)
Other income, net	$3,192	$1,559	$1,633	104.7%
Other income, net during 2024 increased by $1.6 million, or 104.7%, to $3.2 million, compared to $1.6 million during 2023. This increase was primarily due to increased rental income, increased license fee income, and increased unrealized gains and losses during the year.
Income Tax Expense

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in thousands)
Income tax expense	$2,395	$2,257	$138	6.1%
Income tax expense in 2024 increased by approximately $0.1 million, or 6.1%, to $2.4 million, compared to $2.3 million in 2023. Our effective income tax rate remained consistent at approximately 2% year-over-year.
Liquidity and Capital Resources
Historically, we have generated sufficient cash to fund our operations, capital expenditures and discretionary funding needs through cash generated from our operating activities. As of December 31, 2025, cash and cash equivalents were $250.3 million, and investments in treasury securities were $8.2 million.
Our expected liquidity needs may be impacted by discretionary investments, acquisitions and business combinations that we could pursue in the future. However, we could raise additional funds through public or private debt or equity financings in the future to, among other things:
•purchase, redeem or exchange shares;
•pay dividends;
•acquire businesses;
•expand geographically; or
•invest in developing new services.
We believe that our existing cash and cash equivalents, cash flows from operations and the proceeds from this offering will be sufficient to meet our current and longer-term working capital, investments and other general corporate funding requirements. Substantially all of our cash is held in the United States where there are no significant regulatory restrictions or material tax effects on the free flow of funds among entities in our corporate structure.
Our working capital management primarily relates to trade accounts receivable, accounts payable, and incentive-based compensation and other assets typically related to activities in the normal course of our business operations. At any specific point in time, working capital is subject to many variables, including seasonality and the timing of cash receipts and payments.
Tax Receivable Agreement
Under the Tax Receivable Agreement ("TRA"), we are required to pay to Aggregator 85% of the cash tax savings, if any, that we realize or are deemed to realize as a result of (i) increases in tax basis of AT Umbrella LLC’s assets resulting from purchases or exchanges of Class X Umbrella Units for our Class A common stock and (ii) certain other tax benefits, including payments made under the TRA. The TRA includes assumptions that may result in payments exceeding actual tax savings.
These payment obligations are expected to be significant and could reduce the amount of cash available for general corporate purposes, negatively impacting our liquidity. In the event of insufficient cash resources, unpaid amounts will accrue interest until paid.
Our obligations under the TRA could have a material adverse effect on our financial condition and may limit our ability to deploy cash for other strategic purposes. We might need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient and there can be no assurance that we will be able to finance our obligations.
Distributions
During the year ended December 31, 2025, Andersen Tax Holdings LLC declared and/or paid distributions to the Management Holdcos in an aggregate total of $264.9 million related to members' tax obligations, members’ undistributed capital and allocated income. As of December 31, 2025, $52.7 million of these distributions remained payable. As of the date of this Annual Report, we had paid $18.1 million of these distributions in 2026.
The AT Umbrella LLC Agreement requires cash distributions to the holders of economic interests in AT Umbrella LLC (including holders of Class X Umbrella Units, LTIP Units, the CA Notes and the HO Note) for purposes of funding their (or in the case of Aggregator, its members’) tax obligations in respect of the taxable income of AT Umbrella LLC that is allocated to them.
Promissory Notes
In connection with the Reorganization Transactions, AT Umbrella LLC issued two types of promissory notes to Aggregator representing (1) the HO Note and (2) the CA Notes. The HO Note has a principal amount of $162.3 million and accrues interest at 7.63% payable over eight years. The CA Notes have an aggregate principal amount of $187.8 million and accrue interest between 6.31% to 7.50% payable over two to seven years. See Note 9, “Long-Term Debt” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report for further information.
Credit Facility
We maintain a $20.0 million revolving line of credit, which we refer to as the Credit Agreement, with JPMorgan Chase Bank, N.A., as successor-in-interest to First Republic Bank. The Credit Agreement is collateralized by substantially all of our assets. In February 2026, we amended the Credit Agreement to extend through June 2026. The extension also modified certain terms relating to covenant requirements.
As of December 31, 2025, the Credit Agreement included a sublimit of $5.0 million for standby letters of credit. Borrowings under the Credit Agreement bear interest at the Prime rate with a floor of 5.0%. As of each December 31, 2025 and December 31, 2024, we had outstanding standby letters of credit of $1.3 million. We had no cash borrowings under the Credit Agreement during 2025, 2024 or 2023. Our outstanding letter of credit is subject to a commitment fee of 1.5% per annum.
The Credit Agreement includes certain financial and liquidity covenants, which require us to maintain a net after tax profit of not less than $1.00 each year; prohibit us from having certain indebtedness outstanding, subject to certain exceptions; require us to maintain unencumbered liquid assets (other than the security interest granted to the lender) equal to at least (i) the sum of all outstanding indebtedness under the Credit Agreement (collectively, the Liquidity Indebtedness) and (ii) 1.25 times the aggregate amount of all Liquidity Indebtedness; and prohibit us from loaning money to any person, subject to certain exceptions including loans to employees and to member firms of Andersen Global, so long as each such loan is on arm’s length terms and (i) matures within seven years, and does not have an outstanding principal balance in excess of $1,000,000 individually or $5,000,000 in the aggregate for loans to employees and (ii) matures within eleven years and does not have an outstanding principal balance in excess of $10,000,000 individually or $15,000,000 in the aggregate for loans to any member firm of Andersen Global. During the years ended December 31, 2025 and 2024, we had no uncured events of default with respect to the financial covenants required by the Credit Agreement.

See Note 9, “Long-Term Debt” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report for further information.
Cash Flows for the Years Ended December 31, 2025 and 2024
Cash flows from operating, investing and financing activities for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in thousands)
Net cash flows provided by operating activities	$184,619	$152,311	$32,308	21.2%
Net cash flows provided by (used in) investing activities	10,610	(18,456)	29,066	(157.5)
Net cash flows used in financing activities	(32,942)	(117,570)	84,628	(72.0)
Change in cash and cash equivalents	$162,287	$16,285
Operating Activities
Net cash flows provided by operating activities were $184.6 million during the year ended December 31, 2025 compared to $152.3 million during the year ended December 31, 2024, an increase of $32.3 million. While the year ended December 31, 2025 experienced a $130.2 million net loss compared to net income of $134.8 million for the year ended December 31, 2024, there were significant non-cash operating activities for the year ended December 31, 2025, including $193.2 million in equity restructuring costs, $147.4 million in non-cash equity based compensation, $12.6 million in non-cash lease expense and $9.0 million in depreciation and amortization. These non-cash operating activities were partially offset by net outflows from operating assets and liabilities of $38.6 million. Other current liabilities decreased by $16.9 million due to a payment of a loyalty bonus program. Prepaid expenses and other current assets increased by $12.7 million resulting from increased prepaid insurance in connection with becoming a public company in 2025.
Investing Activities
Net cash flows provided by investing activities were $10.6 million during the year ended December 31, 2025 compared to a net outflow of $18.5 million during the year ended December 31, 2024, an increase of $29.1 million. The increase was primarily driven by a decrease in purchases of held-to-maturity investments during 2025.
Financing Activities
Net cash flows used in financing activities were $32.9 million during the year ended December 31, 2025 compared to $117.6 million during 2024, a decrease of $84.6 million. Distributions increased during the year ended December 31, 2025 to $212.2 million compared to $116.1 million during the year ended December 31, 2024. This was offset by the proceeds from our initial public offering, net of underwriting discounts and commissions of $188.2 million.
Cash Flows for the Years Ended December 31, 2024 and 2023
Cash flows from operating, investing and financing activities for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in thousands)
Net cash flows provided by operating activities	$152,311	$118,066	$34,245	29.0%
Net cash flows used in investing activities	(18,456)	(12,624)	(5,832)	46.2
Net cash flows used in financing activities	(117,570)	(91,239)	(26,331)	28.9
Change in cash and cash equivalents	$16,285	$14,203

Operating Activities
Net cash flows provided by operating activities were $152.3 million during 2024 compared to $118.1 million during 2023, an increase of $34.2 million, primarily driven by an increase in net income from year-to-year of $16.1 million and a higher balance of liabilities at December 31, 2024 compared to December 31, 2023. Significant non-cash operating activities in 2024 included $12.9 million in non-cash lease expense and $8.3 million in depreciation and amortization.
Investing Activities
Net cash flows used in investing activities were $18.5 million in 2024 compared to $12.6 million during 2023, an increase of $5.8 million, primarily driven by increased issuance of loans to related parties and increased payments for property and equipment during 2024.
Financing Activities
Net cash flows used in financing activities were $117.6 million during 2024 compared to $91.2 million in 2023, an increase of $26.3 million, primarily driven by increased distributions to holders of membership interests in 2024.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the accompanying consolidated financial statements, giving due consideration to materiality. We believe that the assumptions and estimates associated with the accounting policies discussed below are critical to the understanding of our consolidated financial statements. Actual results could differ from our estimates and assumptions, and any such difference could be material to our consolidated financial statements. Significant accounting policies, including our revenue recognition policy, are described more fully in Note 2, "Summary of Significant Accounting Policies" to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report.
Revenue Recognition
We record revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We recognize revenue when a client obtains control of promised services, in an amount that reflects the consideration which we expect to receive in exchange for those services. The substantial majority of our revenue is recognized on a time and materials basis; however, certain contracts are recognized on a fixed-fee or contingent basis.

Determining the method and amount of revenue to recognize requires us to make judgments and estimates. Specifically, complex contracts with nonstandard terms and conditions can require an analysis of key terms to determine the appropriate accounting, including judgments such as whether promised services specified in an arrangement are distinct performance obligations and should be accounted for separately, determining point-in-time versus over-time revenue recognition, and the measurement of progress towards completion.

We record revenue on all client engagements based upon estimated net realization. We evaluate these estimates using available information and historical experience on similar client engagements.
Accounts Receivable and Notes Receivable
We estimate the net amount expected to be collected on our accounts receivable—both billed and unbilled— as well as notes receivable, based on various factors, including our historical loss experience, the creditworthiness of clients, the age of receivables, and economic conditions that may impact a client’s ability to pay. Additionally, we consider current and projected economic trends as of the balance sheet date. Establishing the allowance for credit losses requires significant management judgment and estimation each accounting period. If facts and circumstances change from the original estimates, material differences may arise.

Equity-based Compensation
We have issued equity-based compensation to employees in the form of RSUs, and Aggregator has issued equity-based compensation to employees in the form of LTIP Units and restricted Class X Aggregator Units. Prior to the IPO and Reorganization Transactions, the Management Holdcos issued profits interests units ("PIUs") to their members, which were comprised of the Managing Directors of Andersen Tax LLC. The LTIP Unit, Class X Aggregator Unit, and PIU grants made by Aggregator and the Management Holdcos were deemed to be transactions incurred on behalf of Andersen Tax LLC, and we account for the grants as equity-based compensation in accordance with ASC 718, Compensation—Stock Compensation.
We account for equity-based compensation based on their estimated grant date fair values. Determining the grant date fair values of equity-based compensation may require management to make assumptions and judgments. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions. As a result, if other assumptions are used, equity-based compensation costs could be materially impacted. Equity-based compensation expense is recognized on a straight-line basis for awards with service-only vesting conditions. See Note 14, “Equity-based Compensation” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report for additional details.
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price of an acquired business and the related fair value of the net assets acquired. At December 31, 2025 and 2024, the carrying value of goodwill totaled $30.1 million. Intangible assets consist of identifiable intangibles other than goodwill and include customer relationships, trade names, and intellectual property arising out of business combinations which were originally recorded at their fair value. We carry these other identifiable intangible assets at cost, less accumulated amortization, in the accompanying consolidated balance sheets. At December 31, 2025 and 2024, the carrying value of identifiable intangibles other than goodwill totaled $2.5 million and $2.3 million, respectively.
Goodwill is not amortized, but rather is tested for impairment annually during the fourth quarter. In addition to our annual goodwill test, on a periodic basis, we are required to consider whether it is more likely than not (defined as a likelihood of more than 50%) that the fair value has fallen below its carrying value, thus requiring us to perform an interim goodwill impairment test. Intangible assets with definite lives are amortized using the straight-line method over their estimated useful lives (generally ranging from three to five years). We review these assets for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability is assessed based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis or market comparable method.
The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2025 and December 31, 2024, we had one reporting unit. We may use either a qualitative or quantitative approach when testing the reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of the reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material.
After considering qualitative factors such as the capital market environment, economic and market conditions, industry competition and trends, changes in management and key personnel, changes in our results of operations, and other factors, we concluded that it was more likely than not that the fair value of our reporting unit was more than its carrying value and, therefore, did not perform a quantitative impairment analysis. For further information regarding our intangible asset balances, refer to Note 7 to the accompanying consolidated financial statements of Andersen Group Inc.
Income Taxes
Provisions for federal and state income taxes are calculated based on income reported in our financial statements in accordance with current tax laws. These provisions also reflect the cumulative effect of any changes in tax rates from those previously applied to deferred tax assets and liabilities. The amounts recorded differ from actual taxes receivable or payable due to timing differences in recognizing certain income and expense items for financial reporting versus tax purposes. Determining income tax provisions and assessing tax positions requires significant judgment. We establish reserves for income taxes when, despite believing our tax positions are supportable, there remains uncertainty in a previously filed tax return. For tax positions where it is more likely than not that a benefit will be sustained, we recognize the largest amount of tax benefit with a greater than 50% likelihood of realization upon settlement with a taxing authority that has full knowledge of all relevant facts. If we prevail in matters where accruals were established or must pay amounts exceeding reserves, our effective tax rate for that financial reporting period may be significantly affected. The carrying value of our net deferred tax assets assumes we will generate sufficient future taxable income in specific jurisdictions to realize these assets. If such income is insufficient, a valuation allowance is recorded when it is more likely than not that the deferred tax assets will not be realized.
On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, into law. In accordance with ASC 740, Accounting for Income Taxes, we are required to record the total effect of law changes as a component of tax expense related to continuing operations in the period in which the tax law changes were enacted. We analyzed the tax impacts of the law change and determined that it had no material impact on our provision for income taxes.
Tax Receivable Agreement
Pursuant to the TRA we are required to pay 85% of the cash tax savings, if any, that we realize or are deemed to realize as a result of (i) increases in tax basis of AT Umbrella LLC’s assets resulting from purchases or exchanges of Class X Umbrella Units for our Class A common stock and (ii) certain other tax benefits, including payments made under the TRA.
We expect that payments under the TRA will be significant. We will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or exchanges of Class X Umbrella Units by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the purchase or exchange, and an assessment of the book basis of the exchanged Class X Umbrella Units at the time of redemption. Further, we will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance.
The amounts to be recorded for both the deferred tax asset and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to stockholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements. A change in the assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results.
We have not yet incurred a liability in connection with the TRA as of the date of this Annual Report.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies" to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report for a description of recent accounting pronouncements.
Contractual Obligations and Commitments
Operating Leases
Our operating lease commitments include corporate office space. As of December 31, 2025, we had fixed lease payment obligations of $143.6 million, with $9.1 million to be paid within 12 months and the remainder thereafter. For additional discussion on our operating leases, see Note 11, "Leases" to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report.
Andersen Global Commitments
Management of Andersen Global has established a program to allocate certain global management, business development and other costs to its member firms. We fund these costs on behalf of Andersen Global and allocate a portion to be reimbursed by non-U.S. member firms. Our sales, general and administrative expenses in the consolidated statements of operations include amounts for our share of cost allocations for Andersen Global with respect to global business development initiatives. As of December 31, 2025 and 2024, amounts due from member firms related to the program included in prepaid expenses and other current assets were $4.3 million and $1.3 million, respectively, and amounts due to member firms related to the program included in other current liabilities were $0.6 million and $2.0 million, respectively. See Note 16, “Transactions with Related Parties—Andersen Global Commitments” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report for additional details.
Other Commitments
We are party to an agreement to use certain professional services training facilities (the Training Center Agreement) for a limited number of days per year. The minimum future commitment as of December 31, 2025 under the Training Center Agreement is approximately $3.8 million through 2030.
During 2024 and 2025, we signed commitments for software licenses for certain financial accounting systems and cloud hosting services. The contracts require minimum payments of $17.1 million through 2031.
See Note 17, “Commitments and Contingencies” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report for additional details on our commitments.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Funding and Liquidity Risk
Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, market conditions, our credit rating and other factors, and we may not be able to raise needed cash on terms acceptable to us or at all. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy.
Inflation Risk
Inflationary pressures have recently increased, and may continue to increase, the costs of labor and other costs. We have experienced, and may continue to experience, higher than expected inflation, including escalating personnel costs and other costs and disruptions. In the past, we have been able to mitigate these increased costs with adjustments to our fee structure. If our costs are subject to significant inflationary pressures, we may not be able to offset such higher costs through price increases, which could adversely affect our business, results of operations or financial condition.
Credit Risk
We are exposed to potential credit losses in the event of nonperformance by counterparties to our receivables, including our clients. Concentrations of credit risk arising from receivables from clients are limited due to the diversity of our clients and the nature of our business. For the year ended December 31, 2025, our largest single client group in relation to outstanding accounts receivable accounted for 1.5% of total accounts receivable and our 20 largest client groups accounted for 10.5% of total accounts receivable. As of December 31, 2025, the average payment time for outstanding sales was 52 days. In order to minimize risk, we perform credit evaluations of our clients’ financial conditions. Notwithstanding these efforts, future adverse macroeconomic factors across the global economy may increase the difficulty in collecting receivables.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Andersen Group Inc.
San Francisco, CA
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Andersen Group Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ deficit/ members’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2024.
New York, New York
March 27, 2026

ANDERSEN GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$250,280	$87,993
Accounts receivable, net of allowance for credit losses of $1,676 and $3,071, respectively	123,418	117,848
Loans and notes receivable from related parties, net of allowance for credit losses of $2,513 and $1,480, respectively	473	436
Investments in held-to-maturity debt securities, current	8,179	22,485
Prepaid expenses and other current assets	29,688	17,615
Total current assets	412,038	246,377
Loans and notes receivable from related parties, net of allowance for credit losses of $8,222 and $7,131, respectively	440	2,184
Property and equipment, net	35,695	32,743
Operating lease right-of-use assets	82,104	76,908
Intangible assets, net	2,543	2,331
Investments in held-to-maturity debt securities	—	8,066
Goodwill	30,078	30,078
Other assets	2,242	—
Total assets	$565,140	$398,687
Liabilities, redeemable noncontrolling interest and stockholders' deficit/members' equity
Current liabilities:
Accounts payable and other accrued expenses	$11,998	$16,869
Accrued payroll and benefits	46,332	37,690
Deferred revenue	12,522	15,581
Distributions payable to related parties	52,745	—
Operating lease liabilities, current	3,958	17,074
Notes payable to related parties, current portion	62,340	—
Other current liabilities	5,912	7,227
Total current liabilities	195,807	94,441
Operating lease liabilities, noncurrent	106,448	90,881
Notes payable to related parties, less current portion	287,745	—
Other liabilities	3,517	17,116
Total liabilities	593,517	202,438
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest (Note 12)	106,354	—
Stockholders' deficit/ members' equity:
Members' equity	—	196,249
Preferred stock, par value $0.0001 per share: 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025	—	—
Class A common stock, par value $0.0001 per share: 1,000,000,000 shares authorized, 12,650,000 shares issued and outstanding as of December 31, 2025	1	—
Class B common stock, par value $0.0001 per share: 300,000,000 shares authorized, 99,166,563 shares issued and outstanding as of December 31, 2025	10	—
Additional paid-in-capital	—	—
Accumulated deficit	(134,742)	—

Total stockholders' deficit/ members' equity	(134,731)	196,249
Total liabilities, redeemable noncontrolling interest and stockholders' deficit/ members' equity	$565,140	$398,687
See accompanying notes to consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$838,692	$731,593	$639,111
Operating expenses:
Cost of services (excluding depreciation and amortization)	595,085	461,777	399,900
Sales, general and administrative	176,732	131,947	114,661
Equity restructuring costs	193,163	—	—
Depreciation and amortization	9,005	8,325	7,691
Total operating expenses	973,985	602,049	522,252
Operating (loss) income	(135,293)	129,544	116,859
Interest income	4,166	4,524	2,660
Interest expense	(1,436)	(64)	(138)
Other income, net	5,391	3,192	1,559
(Loss) income before income tax expense	(127,172)	137,196	120,940
Income tax expense	2,997	2,395	2,257
Net (loss) income	$(130,169)	$134,801	$118,683
Less: net loss attributable to redeemable noncontrolling interest	$(127,845)
Net loss attributable to Andersen Group Inc.(1)	$(2,324)
Net loss per share of Class A common stock, basic(2)	$(0.18)
Weighted-average shares of Class A common stock outstanding, basic(2)	12,650,000
Net loss per share of Class A common stock, diluted(2)	$(0.22)
Weighted-average shares of Class A common stock outstanding, diluted(2)	110,944,464

(1)	Represents net loss attributable to Andersen Group Inc. for the period following the IPO and Reorganization Transactions as described in Note 1 in the accompanying notes.
(2)
Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the IPO and Reorganization Transactions as described in Note 1 in the accompanying notes. Refer to Note 15 in the accompanying notes for further information on the determination of the net loss per share and weighted-average share amounts.

See accompanying notes to consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT/ MEMBERS’ EQUITY
(in thousands, except share amounts)

				Class A Common Stock		Class B Common Stock
	Members' Equity	Undistributed Earnings	Total Members' Equity	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2022	$6,759	$141,631	$148,390
Adoption of ASC 326	—	725	725
Net income	—	118,683	118,683
Distributions to members	—	(90,300)	(90,300)
Balance at December 31, 2023	$6,759	$170,739	$177,498
Net income	—	134,801	134,801
Distributions to members	—	(116,050)	(116,050)
Balance at December 31, 2024	$6,759	$189,490	$196,249
Net income	—	86,861	86,861
Distributions to members	—	(264,898)	(264,898)
Equity-based compensation	136,460	—	136,460
Effects of the IPO and Reorganization Transactions:
Issuance of notes payable to related parties	(145,469)	(11,453)	(156,922)
Net loss from equity restructuring	(193,163)	—	(193,163)
Reclassification of members' equity to redeemable noncontrolling interest	195,413	—	195,413
Issuance of Class B common stock	—	—	—	—	—	98,302,500	10	—	—	10
Issuance of Class A common stock sold in IPO, net of underwriting discounts, commissions and offering costs	—	—	—	12,650,000	1	—	—	178,293	—	178,294
Increase in deferred tax asset	—	—	—	—	—	—	—	210	—	210
Reallocation of equity	—	—	—	—	—	—	—	(178,503)	(1,743)	(180,246)
Settlement of deferred compensation liability with LTIP Unit issuance and corresponding issuance of Class B common stock	—	—	—	—	—	976,563	—	168	—	168
Activity subsequent to the IPO and Reorganization Transactions:
Net loss	—	—	—	—	—	—	—	—	(2,324)	(2,324)
Cancellation of Class B common stock	—	—	—	—	—	(112,500)	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	1,244	—	1,244
Accretion to redemption value of redeemable noncontrolling interest	—	—	—	—	—	—	—	(1,412)	(130,675)	(132,087)
Balance at December 31, 2025	$—	$—	$—	12,650,000	$1	99,166,563	$10	$—	$(134,742)	$(134,731)
See accompanying notes to consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(130,169)	$134,801	$118,683
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on reversal of legal accrual	(9,455)	—	—
Equity-based compensation	147,372	—	—
Depreciation and amortization	9,005	8,325	7,691
Non-cash lease expense	12,613	12,914	11,405
Provision for credit losses on accounts receivable	(1,198)	(870)	(328)
Amortization of discount on held-to-maturity debt securities	(412)	(1,064)	(696)
Deferred income tax	(511)	(102)	171
Reserves on loans and notes receivable from related parties	2,664	3,671	500
Equity restructuring costs	193,163	—	—
Other, net	145	(30)	651
Changes in operating assets and liabilities:
Accounts receivable	(4,372)	(7,876)	(14,519)
Prepaid expenses and other current assets	(12,688)	348	(2,348)
Other assets	(1,598)	—	—
Accounts payable and other accrued expenses	2,189	6,376	4,400
Accrued payroll and benefits	12,036	9,797	(1,863)
Deferred revenue	(3,059)	1,281	(1,083)
Other current liabilities	(16,921)	173	2,521
Operating lease liabilities	(15,358)	(12,297)	(13,491)
Other liabilities	1,173	(3,136)	6,372
Net cash provided by operating activities	184,619	152,311	118,066
Cash flows from investing activities:
Purchases of held-to-maturity debt securities	—	(28,198)	(36,964)
Proceeds from maturity of held-to-maturity debt securities	22,783	23,132	30,288
Issuance of loans and notes receivable from related parties	(2,873)	(6,286)	(4,133)
Proceeds from loans and notes receivable from related parties	1,762	2,114	3,690
Payments for purchases of property and equipment	(10,345)	(8,596)	(4,899)
Payments for capitalized internal-use software costs	(717)	(622)	(606)
Net cash provided by (used in) investing activities	10,610	(18,456)	(12,624)
Cash flows from financing activities:
Proceeds from IPO, net of underwriting discounts and commissions	188,232	—	—
Payments of deferred offering costs	(8,114)	(615)	—
Proceeds from issuance of Class B common stock	10	—	—
Deferred consideration payments for business combination	(800)	(800)	(800)
Principal payments under finance lease obligations	(117)	(105)	(139)
Distributions paid	(212,153)	(116,050)	(90,300)
Net cash used in financing activities	(32,942)	(117,570)	(91,239)
Net change in cash and cash equivalents	162,287	16,285	14,203
Cash and cash equivalents at beginning of period	87,993	71,708	57,505

Cash and cash equivalents at end of period	$250,280	$87,993	$71,708
Supplemental disclosures
Interest paid	$217	$12	$18
Income taxes paid	3,222	2,380	1,557
Non-cash investing and financing transactions
Property and equipment acquired through finance leases	32	—	331
Right-of-use assets obtained in exchange for lease liabilities	19,560	9,429	8,061
Right-of-use asset and lease liability adjustments due to remeasurement	(1,751)	—	—
Purchases of property and equipment included in accounts payable and other accrued expenses	1,185	—	—
Unpaid deferred offering costs included in accounts payable and other accrued expenses	1,209	—	—
Reclassification of deferred offering costs paid in prior year to additional paid-in-capital upon IPO	615	—	—
Distributions payable	52,745	—	—
Issuance of notes payable to related parties	156,922	—	—
Settlement of deferred compensation liability with LTIP Unit issuance	1,477	—	—
See accompanying notes to consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Description
Andersen Group Inc. was formed on April 16, 2025 for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to operate the business of AT Umbrella LLC. Andersen Group Inc. is a holding company, and its sole material asset is its indirect ownership interests in Andersen Tax Holdings LLC through its ownership of approximately 11.4% of the Class X Umbrella Units in AT Umbrella LLC, which in turn owns all ownership interests in Andersen Tax LLC and its 100% wholly owned subsidiaries, (collectively, the “Company”). The Company is a national professional services firm focused on providing a wide range of tax, valuation, financial advisory, and related consulting services (including certain services acting as a registered investment adviser). As of December 31, 2025, the Company has 26 offices in 15 states and the District of Columbia.
Prior to the Company completing its IPO and Up-C restructuring (the “Reorganization” or “Reorganization Transactions”), the Company historically conducted business through Andersen Tax Holdings LLC and its subsidiaries, including Andersen Tax LLC. Andersen Tax Holdings LLC was formed on December 31, 2007, to execute the acquisition of an existing business by MD Management LLC and MD Investment LLC (collectively, the “Management Holdcos”). On June 26, 2013, Andersen Tax LLC became a member firm in Andersen Global, a Swiss verein established under articles 60-79 of the Swiss Civil Code. Each member firm provides services in a defined geographic area and is subject to the laws and professional regulations of the particular country or countries in which it operates. The Articles of Association of Andersen Global provide for the autonomy of its member firms and specifically require each member firm to retain and remain solely responsible for its own legal obligations to third parties and its partners or managing directors and employees, arising before or after the formation of Andersen Global, including all debts and obligations.
Initial Public Offering
On December 18, 2025, the Company completed its IPO of 12,650,000 shares of Class A common stock at an offering price of $16.00 per share, including 1,650,000 shares of Class A common stock issued pursuant to the underwriters' over-allotment option. The Company received net proceeds of $188.2 million, net of underwriting discounts and commissions of $14.2 million, but before deducting offering costs of $9.9 million. The Company used the proceeds to purchase 12,650,000 newly-issued membership units of AT Umbrella LLC (“Class X Umbrella Units”) at a price per unit equal to the IPO price, net of underwriting discounts and commissions.
Summary of the Reorganization and Other Transactions Completed in Connection with the IPO
In connection with the IPO, a series of transactions comprised of a reorganization, offering and other financing transactions were completed. The following summarizes the Reorganization Transactions that were completed as of the date of IPO:
•Andersen Group Inc. amended and restated its certificate of incorporation, pursuant to which it is authorized to issue two series of common stock, Class A and Class B. Class A common stock has one vote per share and is entitled to economic rights. Class B common stock has ten votes per share and is not entitled to economic rights.
•The Management Holdcos merged into Andersen Aggregator LLC (“Aggregator”). Existing common units and profits interest units were converted to Class X Aggregator Units. A percentage of the new Class X Aggregator Units were subject to vesting conditions for active managing directors who perform services for Andersen Tax LLC.
•AT Umbrella LLC was formed. Andersen Aggregator LLC contributed 100% of its equity interests in Andersen Tax Holdings LLC to AT Umbrella LLC in exchange for Class X Umbrella Units. Immediately after this contribution, AT Umbrella LLC became the managing member of Andersen Tax Holdings LLC.
•Andersen Group Inc. issued to Andersen Aggregator LLC 98,302,500 shares of Class B common stock in exchange for the payment by Aggregator of the aggregate par value of the Class B common stock that is received.
•The Management Holdcos issued to each of their members a promissory note in a principal amount equal to such member’s and its related transferee's aggregated capital account balance in respect of such Management Holdco as of December 16, 2025, with repayment over a seven-year period for each family of related notes with a principal

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance of at least $550,000, either a three- or seven-year period for each family of related notes with a principal balance of less than $550,000 and a period of between two to seven years for notes issued to certain retiring and retired managing director members of the Management Holdcos (the “Member Notes”). Additionally, AT Umbrella LLC issued corresponding notes to Aggregator (the “Capital Account Notes”) with aggregate principal amounts of approximately $187.8 million, equal to the sum of the aggregate principal amounts of the Member Notes, to be paid over the same two- to seven-year period, respectively. The Capital Account Notes accrue interest between 6.31% to 7.50%.
•In connection with the reorganization of the Management Holdcos, Aggregator issued Class H Aggregator Units entitling certain retiring and retired managing director members of the Management Holdcos subject to certain terms and conditions, to certain cash distributions paid over a period of up to seven years relating to payment of certain post-service obligations.
•AT Umbrella LLC issued to Aggregator a promissory note in a principal amount of approximately $162.3 million with repayment occurring over an eight-year period relating to payment of the above-mentioned post-service obligations to certain retiring and retired managing director members of the Management Holdcos (the “Holdover Note”). The Holdover Note accrues interest at 7.63%.
•Andersen Group Inc. entered into a Tax Receivable Agreement (“TRA”) with Aggregator concurrent with the Reorganization Transactions, which requires the Company to pay to certain holders of Class X Umbrella Units who are or may become parties to the TRA (the “TRA Parties”) from time to time 85% of the amount of tax benefits, if any, that are actually realized (or in some circumstances that are deemed to realize) as a result of (i) any increase in tax basis in the assets of AT Umbrella LLC and its flow-through subsidiaries resulting from purchases of Class X Umbrella Units from such Class X Umbrella Unit holders with the proceeds of the IPO or exchanges of Class X Umbrella Units for shares of Class A common stock or cash in the future; and (ii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments that the Company will make under the TRA.
Class X Umbrella Units held by pre-IPO common unitholders and profits interest units at AT Umbrella LLC (“LTIP Units”) are exchangeable for Class A common stock from Andersen Group Inc.
The Reorganization Transactions were accounted for as a transaction between entities under common control. As a result, the financial statements for periods prior to the IPO and the Reorganization have been adjusted to combine the previously separate entities for presentation purposes. As the managing member, Andersen Group Inc. operates and controls all of the business and affairs, and through AT Umbrella LLC and its subsidiaries, conducts the business of Andersen Tax LLC. Andersen Group Inc. consolidates AT Umbrella LLC and its subsidiaries in its consolidated financial statements and reports a redeemable noncontrolling interest related to the Class X Umbrella Units held by the pre-IPO common unitholders and the LTIP Units in the consolidated financial statements.
The following summarizes the other transactions completed in connection with the IPO:
•AT Umbrella LLC granted LTIP Units to Aggregator in connection with the earlier appointment of additional managing directors during 2025, and Aggregator issued corresponding Aggregator LTIP Units to such managing directors. Andersen Group Inc. issued to Aggregator shares of Class B common stock equal in number to the maximum number of Class X Umbrella Units issuable upon exchange of such LTIP Units issued to Aggregator in exchange for the payment by Aggregator of the aggregate par value of the Class B common stock that is received. LTIP Units in AT Umbrella are economically similar to stock options. Each LTIP Unit has a per unit hurdle price, which is economically similar to the exercise price of a stock option.
•Andersen Group Inc. granted 5,440,720 restricted stock units (RSUs) under the 2025 Equity Incentive Plan concurrent with the IPO.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities & Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).
Principles of Consolidation and Redeemable Noncontrolling Interest
The accompanying consolidated financial statements include the accounts of AT Umbrella LLC and its 100% wholly owned subsidiaries. AT Umbrella LLC is a Variable Interest Entity (“VIE”), as defined in ASC Topic 810 (“ASC 810”), Consolidation. ASC 810 requires the consolidation of VIEs in which the entity is defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. The Company has assessed its variable interests in this entity and determined that the Company is the primary beneficiary of AT Umbrella LLC and its subsidiaries. In completing the assessment, the Company identified the activities that it considers most significant to the economic performance of this entity and determined that the Company has the power to direct those activities. As a result, AT Umbrella LLC and its subsidiaries’ financial position and results of operations are consolidated in the Company’s balance sheet and statement of operations.
All significant intercompany balances and transactions have been eliminated in consolidation. The assets and liabilities of AT Umbrella LLC represent substantially all of the consolidated assets and liabilities of Andersen Group, Inc. Andersen Group, Inc., has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by AT Umbrella LLC and its subsidiaries.
A redeemable noncontrolling interest in a consolidated subsidiary represents the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Redeemable noncontrolling interest is classified as temporary equity because the Class X Umbrella Units contained certain redemption features that were not solely within the control of the Company. The presentation of net income is modified to present earnings and other comprehensive income attributed to controlling and redeemable noncontrolling interests.
The redeemable noncontrolling interest on the consolidated statement of operations represents the portion of earnings or loss attributable to the economic interest in AT Umbrella LLC held by Aggregator. See Note 12 for further information on the redeemable noncontrolling interest and the related accounting policies.
The Company does not have any controlling interest in, and is not the primary beneficiary of, any other member firm of Andersen Global. Accordingly, these entities are considered related parties solely as a result of the memberships in the Swiss verein discussed above. These member firm entities are not consolidated in the Company’s financial statements.
One of the non-U.S. Andersen Global member firms is a VIE. The Company has assessed its variable interests in this entity and determined that the Company is not the primary beneficiary. In completing the assessment, the Company identified activities it considers most significant to the economic performance of this entity and determined that the Company does not have the power to direct those activities. As a result, that entity’s financial position and results of operations are not consolidated in the Company’s balance sheet and statement of operations. The Company's carrying value and exposure to loss is comprised of loans to the VIE included in loans and notes receivable from affiliates, net of allowance for credit losses and amounts due from the VIE included in prepaid expenses and other current assets. As of December 31, 2025 and 2024, the total carrying value of these items was $0.2 million and $0.2 million, respectively. As of December 31, 2025 and 2024, the Company’s maximum exposure to loss related to the loans receivable and amounts due from the VIE was $6.9 million and $6.3 million, respectively, excluding the allowance for credit loss on the loans receivable from the VIE.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include but are not limited to the assessment of the recoverability of goodwill and intangible assets, valuation and expected lives of tangible and intangible assets, allowance for credit losses, certain accrued liabilities, and valuation allowance on deferred tax assets. Due to the inherent uncertainty in making those assumptions, actual results could differ from those estimates.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.
The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is no longer an emerging growth company or affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.
Segment Information
ASC Topic 280, Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise where discrete financial information is available and evaluated regularly by the Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer (“CEO”). The Company operates in one segment based upon the financial information used by its CODM in evaluating the financial performance of its business and allocating resources. The single segment represents the Company’s core business of providing tax, valuation, financial advisory and related consulting services to its clients. See Note 19 for further information on the Company’s reporting segment.
Cash and Cash Equivalents
Cash equivalents include demand deposits, money market funds, and highly liquid debt securities with maturities when acquired of three months or less. As of December 31, 2025 and 2024, the Company maintained cash balances in interest-bearing and non-interest-bearing cash deposit accounts.
As of December 31, 2025 and 2024, the Company had substantially all of its cash deposited at one large financial institution, with balances that are in excess of federally insured levels. The Company regularly monitors the financial stability of its financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.
Interest and other income for the years ended December 31, 2025, 2024 and 2023 includes interest earned by the Company on its short-term cash equivalent investments and interest-bearing bank deposits of $3.4 million, $2.9 million and $1.5 million, respectively.
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivable are recorded at amounts billed to clients and are presented on the consolidated balance sheet net of an allowance for credit losses. The Company’s unbilled services are services performed, but not yet billed to clients and are presented as a component of accounts receivable on the consolidated balance sheet at net realizable value and net of an allowance for credit losses. The Company estimates its allowance for credit losses based on historical

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

experience, the age of the receivable balances, and current and future economic conditions, among other factors that may affect the Company’s ability to collect from clients.
Concentration of Credit Risk
Financial instruments that may be subject to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with highly-rated financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company’s client base consists of a broad range of individuals and businesses in a variety of industries primarily located throughout the United States. No single client accounted for more than 10% of revenue or accounts receivable for the years ended December 31, 2025, 2024 and 2023. The Company believes that the geographic and industry diversity of its client base throughout the United States minimizes the risk of incurring material losses due to concentrations of credit risk.
Fair Value Measurement
Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, at least annually. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity, associated with the inputs to the valuation of these assets or liabilities, are as follows:
Level 1: Observable inputs, such as quoted prices in active markets for identical assets and liabilities.
Level 2: Inputs other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3: Unobservable inputs, in which there is little or no market data which require the Company to develop its own assumptions.
Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect the Company’s assessment of the assumptions market participants would use to value certain financial instruments. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The carrying amounts of certain financial instruments, including cash held at financial institutions, accounts receivable and accounts payable approximate fair value due to their short-term maturities. See Note 5 for more information on the fair value of financial assets and liabilities.
Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, as follows:

Furniture and fixtures	5 years
Office equipment	3 to 5 years
Computer equipment	5 years
Computer software	3 to 5 years
Leasehold improvements and office equipment acquired under finance leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. Expenditures for replacements and betterments are capitalized and expenditures relating to maintenance and repairs are charged to expense as incurred.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases
The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the use of the identified asset over the term of the arrangement. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. To determine the present value of lease payments, the Company uses the implicit interest rate, if it is readily determinable or estimable. To the extent that the Company is unable to utilize an interest rate implicit in the lease, the collateralized incremental borrowing rate is used based on the information available at the lease commencement date, in determining the present value of lease payments. ROU assets are based on the measurement of the lease liability and include any lease payments made prior to or on lease commencement and initial direct costs incurred and exclude lease incentives, as applicable.
The Company has elected not to separate lease and non-lease components for any leases within its existing classes of assets, therefore the Company accounts for lease and non-lease components as a single lease component. Payments under the Company’s lease arrangements are primarily fixed; however, certain lease arrangements contain variable payments, which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities. These amounts include payments for common-area maintenance, real estate taxes, and utilities which are based on usage or performance. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. The Company has made the policy election to exempt leases with an original term of less than 12 months, including any renewal or extension options that are reasonably certain to be exercised and that do not include a purchase option whose exercise is reasonably certain, for all classes of underlying assets to which the right of use relates.
Operating leases are included in operating right-of-use assets, operating lease liability, current and operating lease liability, noncurrent line items in the Company’s consolidated balance sheets. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease. Finance leases are included in property and equipment, net, other current liabilities, and other liabilities in the Company’s consolidated balance sheets.
Capitalized Internal Use Software
The Company incurs development costs related to its internal use software. The Company capitalizes these software development costs incurred during the application development stage, including activities such as designing, coding, testing, and implementing software to create functional and deployable solutions. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once the project is substantially complete and ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years. Costs capitalized as internal-use software development costs include eligible salaries and compensation-related costs of employees and costs incurred in developing new features and enhancements when the costs will result in additional functionality. Capitalized internal use software is classified as intangible assets, net on the consolidated balance sheets.
Implementation Costs for Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are service contracts including eligible salaries and compensation-related costs of employees and third-party consulting fees. The Company capitalizes costs incurred during the application development stage of a project. These costs are amortized on a straight-line basis over the term of the hosting service contracts, including renewal periods that are reasonably certain to be exercised. These costs are recognized as a component of sales, general and administrative expenses on the consolidated statement of operations. Capitalized implementation costs primarily relate to the implementation of the Company's ERP system, which was launched in 2021. As of December 31, 2025, the Company continues to progress with additional functionality and integrations. These capitalized costs are included as a component of prepaid expenses and other current assets on the Company's consolidated balance sheets.
As of December 31, 2025 and 2024, capitalized implementation costs for cloud computing arrangements totaled $0.5 million and $1.2 million, respectively, net of accumulated amortization. During the years ended December 31, 2025, 2024

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2023, the Company recognized amortization of capitalized implementation costs of $2.1 million, $0.9 million and $0.9 million, respectively.
Intangible Assets
Intangible assets resulting from the acquisition of entities are accounted for using the acquisition method based on management’s estimate of the fair value of assets received. Intangible assets are finite lived and mainly consist of client relationships, intellectual property, trademarks and tradenames. These intangible assets are amortized on a straight-line basis over their estimated useful lives. Client relationships and other intangible assets are amortized over a five-year period. Trade name and intellectual property assets are amortized over a three- and five-year period, respectively.
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, right-of-use assets, and intangible assets, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. The Company estimates fair value based on the best information available, making necessary estimates, judgments, and projections. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company determined that there were no indicators that warranted a quantitative impairment analysis and therefore there were no impairment losses for the years ended December 31, 2025, 2024 and 2023.
Investments in Held-to-Maturity Debt Securities
The Company maintains a portfolio of investments in U.S. Treasury securities at one large financial institution with maturities at the time of purchase of greater than 90 days up to two years. As the Company has the intent and ability to hold these securities to maturity, they are carried at amortized cost. Interest income and the amortization of discounts and premiums are recorded in interest income on the consolidated statements of operations.
Interest income for the years ended December 31, 2025, 2024 and 2023 includes interest earned by the Company from held-to-maturity debt securities of $0.7 million, $1.5 million and $0.9 million, respectively. As of December 31, 2025 and 2024, the Company has not recognized an allowance for expected credit losses related to held-to-maturity securities as the holdings are all U.S. Treasury securities. The United States has a consistent high credit rating by rating agencies, a long history with no credit losses, is a sovereign entity that can print its own currency and has its currency routinely held by central banks as a reserve currency, and the market rate for U.S. Treasury securities is widely recognized as a risk-free rate. The Company has also not identified any unrealized losses for these investments attributable to credit factors. The Company does not intend to sell the investments before maturity, and it is not more likely than not that it will be required to sell the investments before recovery of its amortized cost basis.
Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration, over the assigned fair values of the identifiable net assets acquired in a business combination.
Goodwill is not amortized and is tested for impairment at least on an annual basis on October 1 or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is assessed for impairment using a qualitative or quantitative approach. Where the Company uses the qualitative assessment, first the Company determines if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include historical financial performance, macroeconomic and industry conditions, and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates and the selection of assumptions underlying a discount rate based on market data available at the time to determine fair value of the Company or reporting unit. If the fair value is less than the carrying amount an impairment charge for the difference is recorded. The

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company concluded that based on the qualitative approach, there was no goodwill impairment during the years ended December 31, 2025, 2024 and 2023. There is no accumulated impairment as of December 31, 2025 and 2024.
Compensation Arrangements
Deferred Compensation
The Company established a loyalty retention program effective January 1, 2020, under which employees accrue loyalty bonuses based on their roles and qualifying service years. The Company accounts for this program in accordance with ASC 710, Compensation, and accrues for the bonus payments on a straight-line basis over the service period, and has made an accounting policy election to account for forfeitures as they occur. In 2025, the Company discontinued the program and made the final payment in August 2025.
Effective January 1, 2023, the Company implemented a deferred compensation plan for non-partner employees holding the title of Director. The plan provides annual awards, the value of which is determined at the discretion of the Board of Directors. Payments are contingent upon the continued employment of participants during the five-year payment period. The Company accounts for this plan in accordance with ASC 710, whereby it accrues deferred compensation liabilities over the payment period. Liabilities are accrued using on a straight-line basis over the service period and are adjusted for changes, such as participant terminations. Cash payments are recorded annually as a reduction of the liability.
Liabilities for these programs are recorded in current and non-current liabilities, depending on the anticipated timing of payment.
Incentive Compensation
Certain client-serving individuals are eligible for variable incentive compensation arrangements. These generally represent a fixed bonus percentage based upon revenue collected. In some cases, these individuals are subject to minimum guaranteed payments. The Company accrues for such arrangements on a monthly basis as amounts are earned. These costs are recorded as cost of services in the consolidated statements of operations.
Equity-Based Compensation
Equity-based compensation is accounted for as an expense in accordance with ASC Topic 718, Stock Compensation, which requires compensation cost for the grant-date fair value of equity-based awards to be recognized over the requisite service period. The Company uses the straight-line method to amortize all stock awards granted over the requisite service period of the award. The Company accounts for forfeitures when they occur, and any compensation expense previously recognized on unvested equity-based awards is reversed when forfeited.
The fair value of restricted stock units and restricted Class X Aggregator Units is based on the fair value of the Class A common stock at the time of grant.
The fair value of LTIP Units is estimated using a Monte Carlo simulation approach. These require management to make assumptions on the grant date, including the expected term of the award, the expected volatility of the Company’s Class A common stock calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates, expected dividend yields of the Company’s Class A common stock, and the probability of achieving the hurdle amount.
See Note 14 for a discussion of the Company’s equity-based compensation plans and awards.
Profits Interest
Prior to the IPO, the board of directors of Andersen Tax Holdings LLC was authorized to grant awards that qualify as profits interests for U.S. federal income tax purposes in accordance with the Company’s governing documents. Certain entities were awarded profits interests in the Company on behalf of certain executives and advisers and are considered related parties. These interests grant the recipients the right to certain cash distributions, based upon a percentage of license fees collected from certain trademarks of the Company. A profits interest award is accounted for based on its substance. A

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

profits interest award that is in substance a profit-sharing arrangement or performance bonus would generally not be within the scope of the stock-based compensation guidance under ASC 718, and would be accounted for under the guidance for deferred compensation plans under ASC 710 similar to a cash bonus. However, if the arrangement has characteristics more akin to the risks and rewards of equity ownership, the arrangement would be accounted for under stock-based compensation guidance.
The Company analyzes awards granted to recipients at the time they are granted or modified. The Company accounts for profits interest awards under ASC 710 as a cash bonus plan with performance conditions. The Company accrues compensation expense when it determines payment is probable and estimable, which is when the license fees are collected. The Company records the corresponding profits interest liability within other current liabilities or other liabilities on the consolidated balance sheets based on the estimated distribution date.
Revenue Recognition
Revenue primarily consists of professional service fees derived from tax, valuation, financial advisory and related consulting services. The Company recognizes revenue as the promised services are provided, in an amount that reflects the consideration which the Company expects to receive in exchange for those services. The Company recognizes revenue following a five-step model: (i) identify contract(s) with a client; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation(s). For each performance obligation identified, the Company determines at contract inception whether it satisfies the performance obligation over time or satisfies the performance obligation at a point in time. If the Company does not satisfy a performance obligation over time, the performance obligation is satisfied at a point in time. In most of the Company’s client arrangements, the period between client payment and transfer of control of the service is expected to be one year or less. Therefore, the Company has elected the practical expedient to not adjust the amount of consideration for the effects of a significant financing component.
Clients are generally billed for services using an hourly rate. Certain customers may receive discounts and price concessions, which are accounted for as variable consideration in determining the transaction price.
The Company records revenue over time as services are performed and time and materials are charged to specific client codes. Contractual billings represent amounts that correspond directly with the value provided to the client (e.g., the number of hours worked at contractually agreed-upon rates), and revenue is recognized as amounts become billable in accordance with contractual terms.
Certain of these contracts are contingent upon achieving contractual targets to collect the fee. Due to the uncertainty of the outcome and the probability that a change in estimate would result in a significant reversal of revenue, the Company has applied a constraint on recording contingent revenue. Revenue is recognized when the constraint has been lifted, which is the date when the contractual target has been achieved, or cash has been collected.
Reimbursable expenses that are billed to clients, primarily relating to travel and out-of-pocket expenses incurred in connection with client engagements, are included in revenue, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred.
The timing of billings and cash collections may result in unbilled services, accounts receivable and deferred revenue on the consolidated balance sheet. Amounts are billed either at periodic intervals (e.g., monthly or quarterly) or upon the achievement of contractual milestones. Payments received in advance of the client receiving a benefit is a contract liability and is presented as deferred revenue in the consolidated balance sheet. Deferred revenue that is expected to be recognized as revenue within one year is recorded as the current portion of deferred revenue and the remaining portion is recorded as non-current deferred revenue. The Company does not have non-current deferred revenue at December 31, 2025 and 2024. Other contract balances consist of accounts receivable (including both billed and unbilled services), net of allowance for credit losses.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Expenses
Cost of Services
Cost of services primarily consist of direct expenses related to the production of deliverables under client assignments. This includes personnel costs for revenue-generating personnel, such as wages, benefits, equity-based compensation, incentive compensation, and sub-consultant costs, software costs, and an allocation of non-personnel costs such as occupancy costs.
Sales, General and Administrative
Sales, general and administrative expenses primarily consist of personnel costs such as wages, benefits, equity-based compensation, and incentive compensation related to support and administrative functions, and non-personnel costs such as professional fees, business development, occupancy, advertising, recruiting, and training costs. Advertising costs were immaterial during the years ended December 31, 2025, 2024 and 2023.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation and amortization of the Company’s property and equipment, capitalized software, and acquired intangible assets.
Income Taxes
Andersen Group Inc. is taxed as a C corporation and is subject to U.S. federal, state and local income taxes on its share of allocable partnership income. Andersen Group Inc.’s sole material asset is its ownership in AT Umbrella LLC, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. AT Umbrella LLC’s allocable share of taxable income and related tax credits, if any, are passed through to its members, including Andersen Group Inc., and are included in the members’ tax returns.
In any period in which Andersen Group Inc. acquires additional units of AT Umbrella LLC by means of an exchange transaction, Andersen Group Inc. records the related income tax effects as an adjustment to equity.
The Company accounts for income taxes in accordance with the asset and liability approach for financial accounting and reporting, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred taxes in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions in accordance with ASC 740, Accounting for Income Taxes on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of operations.
The Company’s policy for global intangible low taxed income (“GILTI”) is to treat as a period cost when incurred.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts Payable to Related Parties Pursuant to Tax Receivable Agreement
In connection with the IPO and Reorganization Transactions, the Company entered into the TRA with certain pre-IPO owners that provides for the payment to certain holders of Class X Umbrella Units who are or may become parties to the TRA from time to time 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company realizes or is deemed to realize (determined by using assumptions regarding combined state and local income tax rates) as a result of (i) any increase in tax basis in the assets of AT Umbrella LLC and its flow-through subsidiaries resulting from purchases of Class X Umbrella Units from such Class X Umbrella Unit holders with the proceeds of this offering or resulting from exchanges of Class X Umbrella Units for at Andersen Group Inc.’s election, shares of Class A common stock or cash in the future; and (ii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments that are made under the TRA. The TRA will make certain simplifying assumptions regarding the determination of the cash savings that are realized or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the TRA in excess of those that would result if such assumptions were not made. No party to the TRA will reimburse the Company for any payments previously made if such basis increases or other benefits are subsequently disallowed, except that excess payments made to the TRA parties will be netted against future payments that would otherwise be made under the TRA, if any, after determination of such excess. The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. As such, subsequent changes in the fair value of the TRA liability between reporting periods are recognized in the consolidated statement of operations.
The Company has not yet incurred a liability in connection with the TRA.
Loss per Share
Basic loss per share is calculated by dividing the net loss by the weighted-average number of shares of the Company’s Class A common stock outstanding for the period, without consideration for potential dilutive shares of common stock. Shares of Class B common stock and RSUs are not entitled to receive any distributions or dividends and are therefore excluded from this presentation since they are not participating securities. The Company calculates diluted loss per share using the treasury stock method for RSUs and the if-converted method for redeemable Class X Umbrella Units and LTIP Units. For the period following the IPO and Reorganization Transactions through December 31, 2025, 98,294,464 Class X Umbrella Units were considered dilutive and have been included in the calculation of diluted net loss per share.
The Company did not include earnings per unit for the pre-IPO period as part of its financial statements. All earnings prior to December 18, 2025, the completion date of the IPO, were entirely allocable to the redeemable noncontrolling interest and, as a result, earnings per share information is not applicable for reporting periods prior to this date. Consequently, only earnings per share for net loss for periods including and subsequent to December 18, 2025 are presented.
Recently Issued Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification. ASUs issued which are not specifically listed below were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively or retrospectively. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. As an emerging growth company, the Company has elected the extended transition period for complying with new or revised accounting standards and this ASU has not yet been adopted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires public business entities to disclose, in interim and annual reporting periods, additional information about certain expenses in the consolidated financial statements. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the potential impact that the adoption of this standard will have on its consolidated financial statements.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“VIE”), which provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for all entities for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the potential impact that the adoption of this standard will have on its consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for all entities for annual periods beginning after December 15, 2025. The Company plans to adopt this ASU on the effective date and does not expect it to have a material impact on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements in Accounting for Internal-Use Software, which replaced the “project stage” model with a principles-based framework for cost recognition and capitalization of internal-use software. The update requires companies to capitalize internal-use software costs when management authorizes and commits funding for the software project and when it is probable the project will be completed and the software will be used to perform the function intended. The guidance will be effective for all entities for annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively or retrospectively. The Company is currently evaluating the potential impact that the adoption of this standard will have on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration From a Customer in a Revenue Contract. ASU 2025-07 introduces guidance for applying derivative accounting to contracts that include features tied to the operations or activities of one of the parties to the contract. It also aims to reduce diversity in how share-based payments are accounted for in revenue contracts. ASU 2025-07 will be effective for the annual periods beginning after December 15, 2026 with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow- Scope Improvements. The amendments in this ASU do not change the fundamental nature of interim reporting or expand or reduce current interim disclosure. The amendments in this ASU clarify the guidance in ASC Topic 270 by providing a comprehensive list of required interim disclosures and codifying a disclosure principle that requires the Company to disclose events and changes that occur after the end of the most recent annual reporting period that have a material impact on its consolidated financial statements. The amendments in this ASU are effective for interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (Topic 815). The amendments in this ASU update the FASB Accounting Standards Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

periods. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.
Note 3. Revenue
Disaggregation of Revenue
The following table presents the disaggregation of revenue by timing of revenue recognition (in thousands):

	Year Ended December 31,
	2025	2024	2023
Over time	$836,190	$727,103	$632,762
Point in time	2,502	4,490	6,349
Total revenue	$838,692	$731,593	$639,111
The Company derives revenue from four service lines:
•Private Client Services: Tax and financial services for individuals and families, focusing on client issues such as multigenerational wealth, charitable giving, and estate planning.
•Business Tax Services: Consulting and compliance services for businesses, assisting organizations with tax planning, compliance and reporting needs.
•Alternative Investment Funds: Tax and financial-related services for alternative investment funds including family offices, funds of funds, hedge funds, private equity, venture capital and real estate investment trusts.
•Valuation Services: Independent valuation analyses to assist clients in navigating tax laws and regulatory requirements.
The following table presents the disaggregation of revenue by service line (in thousands):

	Year Ended December 31,
	2025	2024	2023
Private Client Services	$431,807	$364,659	$321,014
Business Tax Services	291,804	261,048	226,343
Alternative Investment Funds	72,914	68,922	58,888
Valuation Services	42,167	36,964	32,866
Total Revenue	$838,692	$731,593	$639,111
The following table presents the disaggregation of revenue by region (in thousands):

	Year Ended December 31,
	2025	2024	2023
East	$325,914	$272,348	$235,931
Central	159,525	135,632	115,027
West	353,253	323,613	288,153
Total revenue	$838,692	$731,593	$639,111
Substantially all revenue was from services provided in the United States for the years ended December 31, 2025, 2024 and 2023.
Remaining Performance Obligations
The revenue recognition standard provides exemptions to the requirements for disclosure of the total transaction price allocated to unsatisfied performance obligations as of the reporting date for performance obligations within contracts of one

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year or less. The majority of the Company’s contracts with clients have a duration of one year or less. For contracts with a stated duration exceeding one year, these agreements allow both the Company and the client to cancel or terminate without substantial penalty. Therefore, the contract duration does not extend beyond the goods and services already transferred when cancellation or termination rights exist without substantial penalty. As such, the Company does not disclose the total transaction price allocated to unsatisfied performance obligations.
Contract Balances
In the year ended December 31, 2025, the Company recognized revenue of approximately $14.7 million that was included in deferred revenue on the consolidated balance sheet as of December 31, 2024. In the year ended December 31, 2024, the Company also recognized revenue of approximately $14.3 million that was included in deferred revenue on the consolidated balance sheet as of December 31, 2023. The opening balance of deferred revenue on January 1, 2024 was $14.3 million.
Note 4. Accounts Receivable, Net
Accounts receivable, net consists of (in thousands):

	December 31,
	2025	2024
Accounts receivable	$107,960	$106,157
Unbilled services	17,134	14,762
Total accounts receivable	125,094	120,919
Allowance for credit loss	(1,676)	(3,071)
Total accounts receivable, net	$123,418	$117,848
The following table summarizes changes in the allowance for credit loss (in thousands):

	2025	2024	2023
Balance January 1,	$3,071	$4,405	$6,929
Adoption of ASC 326	—	—	(725)
Reduction in provision	(1,198)	(870)	(328)
Write-offs, net of recoveries	(197)	(464)	(1,471)
Balance December 31,	$1,676	$3,071	$4,405

The opening balance of accounts receivable, net on January 1, 2024 was $109.1 million.

Note 5. Financial Instruments and Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$212,232	$—	$—	$212,232

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$77,451	$—	$—	$77,451
Liabilities
Other liabilities
Contingent consideration	$—	$—	$192	$192
Changes in contingent consideration measured at fair value on a recurring basis for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Balance January 1,	$192	$514	$446
Remeasurement (gain)/loss	(192)	(322)	68
Balance December 31,	$—	$192	$514
Investments in Held-to-Maturity Debt Securities
The Company holds U.S. Treasury securities that are “off-the-run” as they were issued before the most recent issue and were still outstanding at measurement day. The Company classifies the fair value of these items as Level 2 fair value measurements as the pricing is obtained from a third-party service that uses observable data. The following table summarizes the amortized cost, unrealized gains, unrealized losses, and fair value in U.S. Treasury securities classified as held-to-maturity (in thousands):

	December 31, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Due within one year or less	$8,179	$20	$—	$8,199
Due between one and two years	—	—	—	—
Total held-to-maturity securities	$8,179	$20	$—	$8,199

	December 31, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Due within one year or less	$22,485	$31	$—	$22,516
Due between one and two years	8,066	21	(28)	8,059
Total held-to-maturity securities	$30,551	$52	$(28)	$30,575
Deferred Consideration Liability
The fair value of the Company’s deferred consideration liability included within other current liabilities and other liabilities was approximately $0.7 million and $1.5 million as of December 31, 2025 and 2024, respectively, based on unobservable inputs and categorized as Level 3.
Loans and Notes Receivable
Loans and notes receivable are comprised of loans and advances made to member firms of Andersen Global and employees of the Company. The Company classifies the fair value of these items as Level 3 fair value measurements as these are valued using a discounted cash flow methodology less a reserve for expected credit losses. Based on the reserve methodology and the variable rates included within the population, the carrying value of these receivables approximates fair value. Refer to Note 16 for further detail.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt
Long-term debt includes a revolving line of credit with a financial institution, Capital Account Notes and Holdover Note in connection with the reorganization of the Management Holdcos. Refer to Note 9 for further detail.
Note 6. Property and Equipment, Net
Property and equipment, net consists of (in thousands):

	December 31,
	2025	2024
Leasehold improvements	$38,420	$36,467
Computer equipment	18,996	17,862
Furniture and fixtures	9,493	8,374
Computer software	3,177	4,128
Office equipment	1,060	1,233
Assets under construction	4,707	630
Total property and equipment	75,853	68,694
Less: accumulated depreciation and amortization	(40,158)	(35,951)
Total property and equipment, net	$35,695	$32,743
Depreciation and amortization expense for the years ended December 31, 2025, 2024, and 2023 was $8.5 million, $7.6 million, and $7.1 million, respectively. As of December 31, 2025 and 2024, the amount of office equipment under finance leases was not material.
Note 7. Intangible Assets, Net
Intangible assets, net as of December 31, 2025 consist of (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$24,271	$23,860	$411
Tradenames and trademarks	3,395	3,395	—
Intellectual property	150	108	42
Capitalized internal use software	2,211	121	2,090
Total intangible assets, net	$30,027	$27,484	$2,543
Intangible assets, net as of December 31, 2024 consist of (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$24,271	$23,570	$701
Tradenames and trademarks	3,395	3,274	121
Intellectual property	150	78	72
Capitalized internal use software	1,494	57	1,437
Total intangible assets, net	$29,310	$26,979	$2,331
Amortization expense for intangible assets for the years ended December 31, 2025, 2024 and 2023 was $0.5 million, $0.7 million and $0.6 million, respectively.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled remaining amortization expense is presented in the table below (in thousands):

Year Ending December 31,	Amortization Expense
2026	$383
2027	138
2028	—
Thereafter	—
Total	$521
As of December 31, 2025, the Company capitalized internally developed software of $2.0 million for software that is not yet ready for its intended use. This software has a useful life of three years and is expected to commence amortization during the year ending December 31, 2026.
Note 8. Other Balance Sheet Components
Prepaid expenses and other current assets as of December 31, 2025 and 2024 consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$20,686	$10,717
Due from related parties	5,156	2,829
Other current assets	3,846	4,069
Total prepaid expenses and other current assets	$29,688	$17,615
Other current liabilities as of December 31, 2025 and 2024 consist of the following (in thousands):

	December 31,
	2025	2024
Deferred compensation	$2,450	$3,234
Due to related parties	723	2,161
Deferred consideration	800	800
Income tax payable	663	670
Finance lease liabilities	31	109
Contingent consideration	—	44
Other current liabilities	1,245	209
Total other current liabilities	$5,912	$7,227
Other liabilities as of December 31, 2025 and 2024 consist of the following (in thousands):

	December 31,
	2025	2024
Deferred compensation, net of current portion	$—	$15,769
Deferred retirement obligations	1,916	—
Deferred consideration, net of current portion	—	725
Deferred tax liability	378	455
Contingent consideration, net of current portion	—	148
Finance lease liability, net of current portion	11	19
Other liabilities	1,212	—
Total other liabilities	$3,517	$17,116

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further information on the amounts included as deferred compensation in other current liabilities and other liabilities on the consolidated balance sheets in Note 10.
Note 9. Long-Term Debt
Revolving Line of Credit
In the normal course of business, the Company maintains a $20.0 million revolving line of credit (the “Credit Agreement”) with a financial institution. The Credit Agreement is collateralized by substantially all the assets of the Company.
The Credit Agreement includes a sublimit of $5.0 million for standby letters of credit, and the interest rate for cash borrowing under the Credit Agreement is the Prime rate with a floor of 5.0%. As of December 31, 2025 and 2024, the Company had outstanding standby letters of credit of $1.3 million and $1.3 million, respectively. The Company had no cash borrowings during the years ended December 31, 2025 and 2024. The Company’s outstanding letter of credit is subject to a commitment fee of 1.5% per annum. These fees are included in sales, general and administrative expenses and are immaterial for the years ended December 31, 2025, 2024 and 2023.
In February 2026, the Company amended the Credit Agreement to extend through June 2026. The extension also modified certain terms relating to covenant requirements.
During the years ended December 31, 2025 and 2024, the Company had no uncured events of default with respect to the financial covenants required by the Credit Agreement.
Capital Account Notes
In connection with the reorganization of the Management Holdcos, Aggregator issued Class X Aggregator Units to equity holders of the Management Holdcos who were current Managing Directors and related persons and issued Member Notes representing the undistributed capital account balance payable to all equity holders of the Management Holdcos who had an outstanding capital account balance.
On December 16, 2025, AT Umbrella LLC issued corresponding Capital Account Notes, which are promissory notes to Aggregator with aggregate principal amounts of $187.8 million. The Capital Account Notes principal related to return of paid-in-capital, totaling approximately $30.9 million, was expensed and recorded as equity restructuring costs on the consolidated statements of operations (see Note 14), and the remaining was recorded as a deemed dividend. The Capital Account Notes are amortized over two to seven years and bear annual interest rates between 6.31% to 7.50%. Payments are made quarterly, consisting of both principal and accrued interest.
The Company may prepay the outstanding principal amounts partially or in full at any time without penalty or premium. Early partial prepayments are applied to reduce the last maturing principal installments first.
In the event of default, including non-payment, breach of representations, or insolvency events, the noteholder may declare the entire principal, accrued interest, and other amounts immediately due and payable. Furthermore, the obligations under the Capital Account Notes are subordinated to AT Umbrella LLC’s senior indebtedness.
The Capital Account Notes are governed under the laws of the State of Delaware and are subject to additional terms and conditions as outlined in the original agreements.
Holdover Note
In connection with the reorganization of the Management Holdcos, Aggregator issued Class H Aggregator Units entitling certain retiring and retired managing director members of the Management Holdcos subject to certain terms and conditions, to certain cash distributions paid over a period of up to seven years relating to payment of certain post-service obligations.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 16, 2025, AT Umbrella LLC issued to Aggregator the Holdover Note in a principal amount of $162.3 million with repayment occurring over an eight-year period relating to payment of the above-mentioned post-service obligations to certain retiring and retired managing director members of the Management Holdcos. The Holdover Note was expensed and recorded as equity restructuring costs on the consolidated statement of operations. The Holdover Note bears interest at a rate of 7.63%. Payments are made quarterly, consisting of both principal and accrued interest.
The Company may prepay the outstanding principal amount partially or in full at any time without penalty or premium. Early partial prepayments are applied to reduce the last maturing principal installments first.
In the event of default, including non-payment, breach of representations, or insolvency events, the noteholder may declare the entire principal, accrued interest, and other amounts immediately due and payable. Furthermore, the obligations under the Holdover Note are subordinated to AT Umbrella LLC’s senior indebtedness.
The Holdover Note is subject to additional terms and conditions as outlined in the original agreement.
The Company did not incur material loan issuance costs in connection with the Capital Account Notes and Holdover Note.
The fair value of the debt obligations is approximated by the principal amount of the loans as of December 31, 2025. The fair value of the debt obligations is estimated using a discounted cash flow methodology, which includes significant unobservable inputs used in the fair value measurement process for items valued utilizing Level 3 techniques. The Company incurred approximately $1.1 million in interest expense with respect to the Capital Account Notes and Holdover Note during the year ended December 31, 2025.
Future maturities of long-term debt as of December 31, 2025, were as follows (in thousands):

Year Ending December 31,	Amount
2026	$62,340
2027	56,725
2028	56,442
2029	44,936
2030	44,190
Thereafter	85,452
Total	$350,085
Note 10. Employee Compensation and Benefits
Deferred Compensation
Effective January 1, 2020, the Company established a loyalty retention program for eligible employees. Participants accrue loyalty bonuses over the course of 3 to 5 years. Payouts to participants are determined by the role of each employee and their qualifying service years. The Company estimated these amounts based on the aforementioned factors and recognizes these amounts on a straight-line basis over the service period. In 2025, the Company discontinued the program and made a final payment of $13.9 million in August 2025. The Company recognized $(0.9) million, $5.9 million, and $5.8 million of expense (gain) in cost of services during the years ended December 31, 2025, 2024, and 2023, respectively. The Company recognized $(0.9) million, $1.3 million, and $1.4 million of expense (gain) in sales, general and administrative during the years ended December 31, 2025, 2024, and 2023, respectively. Amounts shown as gains are a result of the termination of employees enrolled in the loyalty retention program. The Company included approximately $15.8 million in other liabilities related to this program as of December 31, 2024. There were no amounts included in other liabilities related to this program as of December 31, 2025.
Effective January 1, 2023, the Company established a deferred compensation plan for non-partner employees holding the title of Director who are eligible once they have five or more years of service as a Director. On an annual basis, eligible participants are granted an award payable in equal installments starting in March of the following five years. The annual award is based on each eligible participant’s years of service at the Director level and on income allocated to the

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Holdcos prior to the IPO, and to Aggregator after the IPO. The plan can be terminated at any time by the Company at its sole discretion, and payment is contingent upon the continued employment of eligible participants during the five-year payment period. The Company recognized $1.6 million, $1.3 million, and $0.4 million of expense in cost of services related to this program for the years ended December 31, 2025, 2024, and 2023, respectively. The Company recognized $0.2 million, $0.2 million, and $0.1 million of expense in sales, general, and administrative related to this program for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, $2.4 million and $1.5 million, respectively, was included in other current liabilities for this program.
The Company pays certain client-serving individuals variable incentive compensation that is typically determined as a fixed bonus percentage based on revenues collected. The Company recognized $3.2 million, $2.0 million, and $1.2 million of compensation expense in cost of services during the years ended December 31, 2025, 2024, and 2023, respectively. The Company included $3.5 million and $2.7 million in accrued payroll and benefits as of December 31, 2025 and 2024, respectively.
During the year ended December 31, 2025, the Company entered into agreements with newly hired Managing Directors to provide additional cash compensation, as defined in their respective offer letters, which vest over a five-year period beginning December 31, 2026. In connection with the IPO, the board of directors approved the issuance of LTIP Units, which replaced the cash compensation. The number of units granted was determined based on the greater of a pre-defined number of units or an amount equal to the fixed monetary compensation stipulated in the offer letters. Prior to replacement of the cash compensation plan, compensation expense was recognized over the requisite service period, which began on the respective hire dates of the Managing Directors. During the year ended December 31, 2025, the Company recognized $1.5 million in compensation expense in cost of services related to these agreements prior to settlement in LTIP Units. As a result of the board approval of the LTIP Units during the year ended December 31, 2025, the Company reclassified the accrued liability balance of $1.5 million recorded on the balance sheet within other liabilities to additional paid-in capital and redeemable noncontrolling interest. The Company accounts for the LTIP Units in accordance with ASC 718. See Note 14 for further information on these awards.
Defined Contribution Plan
The Company maintains a qualified 401(k) Profit Sharing Plan (the “401(k) Plan”) for eligible employees. In 2025 and 2024, employees could contribute a percentage of their pretax compensation subject to IRS limitations, and the Company matched the participants’ contribution up to 25% of the first 6% of each participant’s contribution (or 1.5% of their total compensation). Total matching contributions made to the 401(k) Plan during 2025, 2024, and 2023 was $5.1 million, $4.2 million, and $3.2 million respectively. The related expense is recognized as either cost of services or sales, general, and administrative expense based on the nature of service of eligible employees.
Note 11. Leases
The Company maintains operating lease agreements for office leases with various expiration dates through June 2038. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include options to extend or terminate the lease. Options to extend lease terms that are reasonably certain of exercise are recognized as part of the operating lease right-of-use asset and operating lease liability balances. The periods associated with these options to renew or extend have not been included in the determination of the operating lease assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the renewal options.
During the year ended December 31, 2025, the Company entered into nine new office leases with various expiration dates through June 2038, resulting in aggregate increases of $19.6 million to operating lease liabilities and $19.6 million to operating lease right-of-use assets. During the year ended December 31, 2024, the Company entered into six new office leases with various expiration dates through October 2029, resulting in aggregate increases of $11.4 million to operating lease liabilities and $8.5 million to operating lease right-of-use assets.
During the year ended December 31, 2025, the Company modified three of its office leases to extend the lease terms and/or add additional space to the existing leases, or reduce the lease space, resulting in aggregate decreases of $1.8 million to operating lease liabilities and $1.8 million to operating lease right-of-use assets. During the year ended December 31, 2024, the Company modified five of its office leases to extend the lease term and/or add additional space to the existing

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leases, resulting in aggregate increases of $0.9 million to operating lease liabilities and $0.9 million operating lease right-of-use assets.
As of December 31, 2025, the Company has committed to payments of $2.3 million related to an operating lease agreement that had not yet commenced as of December 31, 2025. This operating lease will commence during 2026 with a term through July 2033.
The liabilities under operating leases are recorded at the present value of the minimum lease payments. Lease expense relating to operating leases, consisting of right-of-use asset amortization and lease liability interest, is included in cost of services and sales, general and administrative expenses, allocated based upon headcount of non-remote full-time equivalent employees on the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.
The Company leases certain equipment under finance leases. Finance leases were immaterial as of December 31, 2025 and December 31, 2024, and during the years ended December 31, 2025, 2024 and 2023.
The following maturity analysis of operating lease liabilities as of December 31, 2025 is approximately as follows (in thousands):

Year Ending December 31,	Operating Leases
2026	$9,121
2027	23,773
2028	24,252
2029	22,655
2030	18,800
Thereafter	44,959
Total lease payments	143,560
Less: amount representing interest	(33,154)
Present value of lease liabilities	$110,406
Supplemental balance sheet information is as follows (in thousands):

Leases	Classification	December 31,
		2025	2024
Assets
Operating leases	Operating lease right-of-use assets	$82,104	$76,908
Total lease assets		$82,104	$76,908
Liabilities
Current
Operating leases	Operating lease liabilities, current	$3,958	$17,074
Noncurrent
Operating leases	Operating lease liabilities, noncurrent	106,448	90,881
Total lease liabilities		$110,406	$107,955

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense as follows for the years presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease costs:
Fixed lease costs	$19,181	$18,702	$16,985
Variable lease costs	5,066	4,543	3,278
Short-term lease costs	493	78	169
Total operating lease costs	$24,740	$23,323	$20,432
Sublease income	(636)	(636)	(159)
Total lease costs, net	$24,104	$22,687	$20,273
Other information related to leases was as follows (in thousands, except as noted):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	21,938	20,607
Weighted-average remaining lease term (in years):
Weighted average remaining lease term in years—operating leases	6.90	6.08
Weighted-average discount rate:
Weighted average discount rate—operating leases	6.3%	5.3%
Note 12. Redeemable Noncontrolling Interest
In connection with the Reorganization Transactions, Class X Umbrella Units were issued to Aggregator. Aggregator also owns all outstanding shares of the Company's Class B common stock. Under the Limited Liability Company Agreement of AT Umbrella LLC (the “AT Umbrella LLC Agreement”), Aggregator has the right from time to time to cause AT Umbrella LLC to redeem any or all of its Class X Umbrella Units (and cancel paired shares of the Company's Class B common stock), in exchange for, at Andersen Group Inc.’s election, either cash (based on the volume-weighted average market price of a share of the Company's Class A common stock) or shares of Class A common stock, and such exchange, at Andersen Group Inc.’s election, may be effected as a direct exchange of cash or Class A common stock for Class X Umbrella Units (and the cancellation of paired shares of the Company's Class B common stock) in lieu of such redemption. The redemption election is not considered to be within the control of the Company because the holder of Class B common stock controls the Company through direct representation on its board of directors. As a result, the noncontrolling interests in AT Umbrella LLC is classified as redeemable noncontrolling interests outside of permanent equity.
Redeemable noncontrolling interest is recorded at the greater of the carrying value or redemption amount. In determining the measurement method of redemption value, the Company elected to accrete changes to the redemption value over the period from the date of issuance to the earliest redemption date. The resulting changes to accrete to the redemption value are recorded against retained earnings. If the Company has an accumulated deficit, changes are recorded against additional paid-in-capital until there is no additional paid-in capital balance, and then charges are recorded against accumulated deficit. Changes in the redemption value are considered to be changes in accounting estimates and are accounted for prospectively.
Changes to the value of the redeemable noncontrolling interest during the year ended December 31, 2025 are summarized as follows (in thousands):

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amount
Balance as of January 1, 2025	$—
Reclassification of members' equity to redeemable noncontrolling interest	(195,413)
Reallocation of equity to controlling and noncontrolling interests	180,246
Settlement of deferred compensation liability with LTIP Unit issuance	1,309
Net loss attributable to redeemable noncontrolling interest	(21,543)
Equity-based compensation	9,668
Accretion to redemption value of redeemable noncontrolling interest	132,087
Balance as of December 31, 2025	$106,354
Note 13. Stockholders’ Equity
Equity Structure Prior to Initial Public Offering and Reorganization Transactions

The Company historically conducted business through Andersen Tax Holdings LLC and its subsidiaries, including Andersen Tax LLC. Prior to the consummation of the IPO and Reorganization Transactions, all of the equity interests of Andersen Tax Holdings LLC were owned by the Management Holdcos. Each of the Management Holdco’s equity holders included current and former managing directors.
Amendment and Restatement of Certificate of Incorporation
On December 6, 2025, the Board of Directors of Andersen Group Inc. approved the Company’s Amended and Restated Certificate of Incorporation. The Amended and Restated Certificate of Incorporation authorizes the Company to issue 1,000,000,000 shares of Class A common stock, par value of $0.0001 per share, 300,000,000 shares of Class B common stock, par value of $0.0001 per share, and 100,000,000 shares of preferred stock, par value of $0.0001 per share.
Class A Common Stock
Shares of Class A common stock have both voting and economic rights. Holders of Class A common stock are entitled to one vote for each share of Class A common stock held. Shares of Class A common stock are entitled to dividends and pro rata distribution of remaining available assets upon liquidation. Shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights. As of December 31, 2025, there were 12,650,000 shares of Class A common stock issued and outstanding.

Class B Common Stock
Shares of Class B common stock have voting but no economic rights. Holders of Class B common stock generally are entitled, without regard to the number of shares of Class B common stock held by such holder, to ten votes for each share held. Shares of Class B common stock do not have any right to receive dividends or distribution upon liquidation. As of December 31, 2025, there were 99,166,563 shares of Class B common stock issued and outstanding. All shares of Class B common stock are held by Aggregator.

Preferred Stock
The Company is authorized to issue one or more series of preferred stock, provided that the aggregate number of shares issued and not retired of any and all such series shall not exceed the total number of shares of preferred stock authorized. The Company's board of directors may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights. As of December 31, 2025, no preferred stock has been issued.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions
During the year ended December 31, 2025, the Company declared distributions totaling $264.9 million to the pre-IPO owners, of which approximately $212.2 million was paid by the Company as of December 31, 2025. The AT Umbrella LLC Agreement requires distributions of cash to fund member income tax liabilities.
AT Umbrella LLC Agreement
As of December 31, 2025, 12,650,000 Class X Umbrella Units are held by the Andersen Group Inc. corresponding to 12,650,000 shares of Andersen Group Inc. Class A common stock. The remaining 98,190,000 Class X Umbrella Units outstanding as of December 31, 2025 correspond to 98,190,000 shares of Andersen Group Inc. Class B common stock, which are held by Aggregator. The remaining 976,563 shares of Class B common stock outstanding correspond with AT Umbrella LLC LTIP Units held by Aggregator on behalf of certain Managing Directors of Andersen Tax LLC.

Aggregator may require AT Umbrella LLC to redeem its Class X Umbrella Units (and cancel paired Andersen Group Inc. Class B common stock), with Andersen Group Inc. having the option to settle the redemption in cash or Class A common stock, or to effect a direct exchange of cash or Class A common stock for the units and paired shares. See Note 12 for further information.
Under the AT Umbrella LLC Agreement, the Company is required to cause AT Umbrella to issue additional Class X Umbrella Units to the Company or Aggregator whenever the Company or Aggregator issues equity securities. For the Company, this obligation applies to shares of Class A common stock or other economic equity securities, and for Aggregator, to Class X Aggregator Units or exchangeable equity instruments. Concurrently, any net proceeds received from these equity issuances by the Company or Aggregator must be contributed to AT Umbrella LLC, unless otherwise used to fund specific expenses. Similar parity is maintained in equity transactions such as repurchases or redemptions involving the Company, Aggregator, or AT Umbrella LLC.
Note 14. Equity-Based Compensation
Prior to the IPO and Reorganization Transactions
In March 2025, the governing documents of the Management Holdcos were each amended to allow for the issuance of new Profits Interest Units (“PIUs”) to its members, which are comprised of the Managing Directors of the Company. During the year ended December 31, 2025, PIUs were issued to certain Managing Directors of the Company. The PIU grants in the Management Holdcos were deemed to be transactions incurred on behalf of the Company and the grant of the PIUs to the Company’s Managing Directors are accounted for as equity-based compensation in accordance with ASC 718. As a result, the expense related to the PIU grants by the Management Holdcos, as Andersen Tax Holdings LLC's controlling unitholders, were reflected in the Company’s consolidated financial statements and recognized as a non-cash contribution by the Management Holdcos.
The PIUs were created to provide additional allocations of distributable profits and losses of Andersen Tax Holdings LLC to the Managing Directors in proportion to their total units, which include the PIUs. The economic terms of the PIUs give the holders an equity ownership in the Company, an economic interest in the future profits and losses of the Company and holders receive value from their awards by receiving distributions. The PIUs vest immediately and are subject to forfeiture upon termination of employment, either voluntary or involuntary.
The expense related to the PIUs was measured based on their estimated grant date fair values and was recognized in full on the grant date as there was no required service or vesting to participate in the benefits. Equity-based compensation expense is recognized within cost of services and sales, general and administrative expenses on the consolidated statements of operations based on the function of those receiving awards. The Company used a Probability-Weighted Expected Return Method (“PWERM”) model to determine the grant date fair value of the PIUs.
PWERM is a scenario-based methodology that estimates the fair value of PIUs based upon an analysis of future values for the Company, assuming various outcomes. The value for the PIUs was based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rights of each class of units. The future value of the units under each outcome was discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the PIUs. A discount for lack of marketability of the PIUs was then applied to arrive at an indication of value for the PIUs.
The weighted-average grant date fair value of the PIUs issued during the year ended December 31, 2025 was $766.54 per unit. The Company issued 178,025 PIUs during the year ended December 31, 2025. The Company recognized $104.5 million of equity-based compensation expense in cost of services and $32.0 million in sales, general and administrative expense during the year ended December 31, 2025.
Subsequent to the IPO and Reorganization Transactions
2025 Equity Incentive Plan
On December 6, 2025, the board of directors of Andersen Group Inc. approved the Company’s 2025 Equity Incentive Plan. The 2025 Equity Incentive Plan provides for the grant of nonstatutory stock options (NSOs), stock appreciation rights (SARs), restricted shares, restricted stock units (RSUs) and other equity-based awards. The Company has reserved 6,700,000 shares of Class A common stock in connection with the approval of the 2025 Equity Incentive Plan. On the first day of each January during the term of the 2025 Equity Incentive Plan, beginning on January 1, 2026 and ending on (and including) January 1, 2035, the number of shares of Class A common stock that may be issued under the 2025 Equity Incentive Plan will increase by a number of shares equal to the lesser of (a) 5% of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year or (b) such lesser number of shares (including zero) that the plan administrator determines for purposes of the annual increase for that fiscal year. The Company will recognize forfeitures as they occur.
Concurrently with the IPO, the Company granted new RSUs to employees. The RSUs granted in 2025 have a time-based vesting requirement wherein 1/6th of the total number of RSUs subject to the award will vest on each annual anniversary of the vesting commencement date, subject to the recipient’s continuous service as an employee to the Company, a parent, subsidiary or affiliate through the applicable vesting date. Upon vesting, the RSUs are convertible into Class A common stock; unvested RSUs are not considered outstanding shares of Class A common stock.
The following table summarizes the information about RSUs of Andersen Group Inc. that were granted during the year ended December 31, 2025:

Number of Units
Outstanding as of December 31, 2024	-
Granted	5,440,720
Vested	-
Forfeited	(21,342)
Outstanding as of December 31, 2025	5,419,378

The fair value of the RSUs was based on the fair value of a share of Class A common stock at the time of grant, which equates to a weighted-average grant date fair value of $16.00 per unit. Total compensation expense for RSUs was approximately $0.6 million for the year ended December 31, 2025, of which $0.5 million is included in cost of services and $0.1 million is included in sales, general and administrative expense in the consolidated statement of operations. The unamortized compensation cost related to RSUs of $86.1 million as of December 31, 2025 is expected to be recognized over a weighted-average period of approximately 5.9 years.
AT Umbrella LLC LTIP Units
Concurrently with the IPO, AT Umbrella LLC issued AT Umbrella LLC LTIP Units to Aggregator in connection with an earlier appointment of additional Managing Directors during 2025, and Aggregator issued corresponding Aggregator LTIP Units to such Managing Directors representing such claim to AT Umbrella LLC LTIP Units. Andersen Group Inc. issued to Aggregator shares of Class B common stock equal in number to the maximum number of Class X Umbrella Units issuable upon exchange of such LTIP Units issued to Aggregator in exchange for the payment by Aggregator of the aggregate par value of the Class B common stock that is received.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT Umbrella LLC LTIP Units are economically similar to stock options. Each LTIP Unit has a per-unit hurdle price, which is economically similar to the exercise price of a stock option. LTIP Units designated as "Catch-Up Units" are subject to a provision allowing their holder to receive additional distributions after satisfying the hurdle amount of the unit. Once the hurdle amount is surpassed, a catch-up adjustment ensures that the holder of the Catch-Up Unit receives distributions equivalent to what they would have received if the hurdle amount had not been applied, up to the agreed-upon cumulative amount.
LTIP Units vest 1/5th on each annual anniversary of the vesting commencement date over a five years period, subject to the recipient’s continuous service as an employee of the Company or one of its subsidiaries.
The following table summarizes information around AT Umbrella LLC LTIP Units:

Number of Units
Outstanding as of December 31, 2024	-
Granted	976,563
Vested	-
Forfeited	-
Outstanding as of December 31, 2025	976,563

The fair value of the LTIP Units was based on the fair value of a share of Class A common stock of Andersen Group Inc. at the time of grant, which equates to a weighted-average grant date fair value of $16.00 per unit. The LTIP Units granted in 2025 are subject to a hurdle amount of $16.00 per unit, which was specified at issuance and represents the threshold over which an LTIP Unit is allocated income or is entitled to distributions.
Total equity-based compensation expense for LTIP Units was approximately $0.1 million for the year ended December 31, 2025, which is included in cost of services in the consolidated statement of operations. The unamortized compensation cost related to LTIP Units of $14.0 million as of December 31, 2025 is expected to be recognized over a weighted-average period of approximately five years.

Class X Aggregator Units
In connection with the Reorganization Transactions described in Note 1, Andersen Tax LLC incurred compensation expenses as a result of the exchange of common units and PIUs of the Management Holdcos for new Class X Aggregator Units with Managing Directors of Andersen Tax LLC, of which a portion of the new interests are subject to vesting conditions. These Class X Aggregator Units generally vest 1/5th on each annual anniversary of their vesting commencement dates.
The following table summarizes information around Class X Aggregator Units subject to vesting conditions:

Number of Units
Unvested Class X Aggregator Units Included in Reorganization Transactions	45,060,250
Granted	-
Vested	(202,500)
Forfeited	(112,500)
Outstanding as of December 31, 2025	44,745,250

The portion of units subjected to service-based vesting conditions results in incremental compensation expense to be recognized over the requisite service period. The Company incurred $10.2 million of compensation expense for Class X Aggregator Units for the year ended December 31, 2025, of which $9.7 million was recognized in cost of services and $0.5 million was recognized in sales, general and administrative expenses on the consolidated statement of operations. The unamortized compensation cost related to Class X Aggregator Units of $708.9 million as of December 31, 2025 is expected to be recognized over a weighted-average period of approximately 4.7 years. The grant date weighted average fair value

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associated with all Class X Aggregator Units was $16.00 per unit. The overall value of the Class X Aggregator Units was derived from the value of the Class A common stock for which the units may be exchanged.
Equity Restructuring Costs
In connection with the Reorganization Transactions described in Note 1, Andersen Tax LLC incurred certain equity restructuring expenses totaling approximately $193.2 million as a result of the exchange of historical equity interests of the Management Holdcos for new Class H Aggregator Units (for which AT Umbrella issued to Aggregator the Holdover Note) and the Class X Aggregator Units (for which, together with the Member Notes, AT Umbrella issued to Aggregator the Capital Account Notes). The new Class H Aggregator Units include a higher income allocation to unit holders than under the previous Management Holdco units held by such unit holders, which results in an incremental one-time expense. The Company recorded $162.3 million during the year ended December 31, 2025 for these Class H Aggregator Units, which is recorded as equity restructuring costs on the consolidated statement of operations. The value for the equity restructuring expense associated with Class H Aggregator Units was estimated using a discounted cash flow methodology.
Certain holders of historical equity interests at the Management Holdcos also received Class X Aggregator Units and a return of contributed capital which resulted in an incremental one-time expense for these Class X Aggregator Units of $30.9 million, which is recorded as equity restructuring costs on the consolidated statement of operations. The value for the equity restructuring expense associated with Class X Aggregator Units was estimated as the difference between the value of the Class X Aggregator Units and the value of the historical equity interests at the Management Holdcos.
See Note 9 for details related to the related Holdover Note and Capital Account Notes issued in connection with these transactions.
Equity-based Compensation Expense
The table below reflects the total equity-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2025 (in thousands):

Year ended December 31, 2025
Cost of services	$114,729
Sales, general and administrative	32,643
Equity restructuring costs	193,163
Total	$340,535
Note 15. Loss Per Share
Due to the impact of the Reorganization Transactions, the Company’s capital structure for the period prior to the IPO is not comparable. As a result, the presentation of net loss per share for the periods prior to such transactions is not meaningful and only loss per share for the period subsequent to the IPO is presented herein.

The Company computes earnings per share (“EPS”) of Class A common stock. Basic EPS is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of Class A common stock outstanding. The Company’s Class B common stock and RSUs are nonparticipating securities because holders are not entitled to dividends or dividend equivalent payments.
For the calculation of diluted EPS, net loss attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted EPS attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of common stock outstanding, adjusted to give effect to dilutive elements including RSUs and convertible Class X Umbrella Units and LTIP Units to the extent these are dilutive.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the calculation of basic and diluted net loss per share for the period following the IPO (in thousands, except share and per share amounts):

Period from December 18, 2025 to December 31, 2025

Numerator:
Net loss	$(23,867)
Net loss attributable to redeemable noncontrolling interest	(21,543)
Net loss attributable to Andersen Group Inc. stockholders, basic	$(2,324)
Net loss attributable to Andersen Group Inc. stockholders, diluted	$(23,867)

Denominator:
Weighted average number of shares of Class A common stock outstanding, basic	12,650,000
Effect of dilutive Class X Umbrella Units	98,294,464
Weighted average number of shares of Class A common stock outstanding, diluted	110,944,464

Net loss per share:
Loss per share attributable to Class A common stockholders, basic	$(0.18)
Loss per share attributable to Class A common stockholders, diluted	$(0.22)

The effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains outstanding share totals with a potentially dilutive impact:

December 31, 2025
RSUs	5,419,378
AT Umbrella LLC LTIP Units	976,563
Total	6,395,941
Note 16. Transactions with Related Parties
Loans and Notes Receivable from Related Parties, Net of Allowance for Credit Losses
Loans and notes receivable due from related parties presented on the consolidated balance sheets include the following (in thousands):

	December 31,
	2025	2024
Loans and notes receivable from related parties
Member firm loans	11,035	10,943
Employee loans	218	288
Stewardship funds	395	—
Total loans and notes receivable from related parties	$11,648	$11,231
Allowance for credit loss	(10,735)	(8,611)
Total loans and notes receivable from related parties, net of allowance for credit losses	$913	$2,620

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in the allowance for credit loss for loans and notes receivable due from related parties (in thousands):

	2025	2024	2023
Balance January 1,	$8,611	$4,940	$4,440
Provision	2,664	3,671	500
Write-offs	(540)	—	—
Balance December 31,	$10,735	$8,611	$4,940
Interest income includes interest earned on loans and notes receivable from related parties of $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Member Firm Loans
Member firm loans consist of loans made to member firms of Andersen Global. As of December 31, 2025 and 2024 the Company had notes receivable from non-U.S. member firms of Andersen Global with stated principal values totaling $11.0 million ($0.3 million, net of allowance for credit losses), and stated principal values totaling $10.9 million ($2.3 million, net of allowance for credit losses), respectively. The notes bear interest based on variable rates including: the Applicable Federal Rate (AFR), the Prime rate, and the Secured Overnight Financing Rate (SOFR) plus an applicable margin percentage. The notes have maturities up to ten years.
Employee Loans
The Company has entered into various agreements with certain employees whereby these individuals receive loans which may be either wholly or in part repaid from the distribution of earnings that the individuals receive or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loans. As of December 31, 2025, the Company had notes receivable from employees with stated principal values totaling $0.2 million, net of $0.2 million to be forgiven in 2026. As of December 31, 2024, the Company had notes receivable from employees with stated principal values totaling $0.3 million, net of $0.1 million to be forgiven in 2025. The fixed rate loans are based on the Applicable Federal Rate with maturity dates up to two years.
Stewardship Funds
During 2021, the Company provided a $2.0 million credit facility to funds formed for the benefit of certain Managing Directors maturing on December 31, 2029, permitting short-term advances up to 30 days with interest payable at the Prime rate. As of each of December 31, 2025 and 2024, $0.1 million was due to the Company under this credit facility.
During 2023, the Company provided a $2.0 million credit facility to another fund formed for the benefit of certain Managing Directors maturing on December 31, 2033, permitting short-term advances up to 60 days with interest payable at the Prime rate. As of December 31, 2025, $0.3 million was outstanding bearing interest at the prime rate. As of December 31, 2024, no amounts were due to the Company under this credit facility.
Trademark and License Fees
The Company earns trademark and license fees from non-U.S. member firms of Andersen Global. The Company recognized $4.6 million, $2.4 million and $2.0 million in other income, net during the years ended December 31, 2025, 2024 and 2023, respectively.
Historically, the Company was required to distribute a portion of trademark and license fees collected to an entity controlled by an executive of the Company; however, this arrangement was terminated on March 29, 2025, effective immediately, for no consideration. For the years ended December 31, 2025, 2024 and 2023, the Company incurred $0.1 million, $0.6 million of $0.5 million, respectively, in cost of services in the consolidated statements of operations. The Company included $0.1 million and $0.1 million in other current liabilities on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Andersen Global Commitments
In the normal course of business, the Company funds certain global management costs on behalf of Andersen Global and allocates a portion of these costs to be reimbursed by non-U.S. member firms. As of December 31, 2025 and 2024, amounts due from member firms included in prepaid expenses and other current assets were $4.3 million and $1.3 million, respectively and amounts due to member firms included in other current liabilities were $0.6 million and $2.0 million, respectively.
State Tax Payments
The Company remits certain state tax payments on behalf of certain Managing Directors which are recorded as a receivable. The receivable is settled upon the next tax distribution through a withholding from the gross tax distribution otherwise payable to the members. As of December 31, 2025 and 2024, balances due from related parties included in prepaid expenses and other current assets were $2.7 million and $1.6 million, respectively.
Capital Account Notes and Holdover Note
In connection with the reorganization of the Management Holdcos, Aggregator issued Class X Aggregator Units to equity holders of the Management Holdcos who were current Managing Directors and related persons, and Class H Aggregator Units to certain retiring and retired managing director members of the Management Holdcos. Refer to Note 9 for further detail details.
Note 17. Commitments and Contingencies
Litigation
The Company has been involved in various legal matters arising out of the ordinary course of business. Management believes such legal matters will not have a material adverse effect on the consolidated balance sheets or statements of operations of the Company.
Employee Legal Matters
As of December 31, 2024, a former Company employee was named as a defendant in a legal matter. The Company received reimbursement from its business insurance provider for legal costs it incurred on behalf of the former employee. If the legal matter resulted in the former Andersen employee being found guilty, the amounts were subject to a clawback. The Company accrued a loss contingency for the amounts subject to the clawback. At December 31, 2024, the Company accrued $9.4 million in accounts payable and other accrued expenses on the consolidated balance sheet in relation to this legal matter.
On July 29, 2025, the U.S. Attorney for the Central District of California filed a motion to dismiss all charges against the former employee, which was signed by the judge on August 8, 2025. Accordingly, the Company recorded a reversal of its previously recorded contingent liability related to this matter which is recorded against sales, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2025.
Other Commitments
The Company entered into an agreement to use certain professional services training facilities (“Training Center Agreement”) for a limited number of days per year, which extends through 2030. Sales, general and administrative expenses include approximately $3.2 million, $3.2 million and $3.0 million incurred for these services during the years ended December 31, 2025, 2024 and 2023, respectively. The minimum future commitment under the Training Center Agreement is approximately $3.8 million through 2030.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2025, the Company signed commitments for software licenses for certain financial accounting systems and cloud hosting services. The contracts require minimum payments through 2031, as follows (in thousands):

Year Ending December 31,	Minimum Commitments
2026	$5,423
2027	3,380
2028	2,275
2029	2,023
2030	2,023
Thereafter	2,023
Total	$17,147
Note 18. Income Taxes
Andersen Group Inc. is taxed as a C corporation and is subject to U.S. federal, state and local income taxes on its share of allocable partnership income. Andersen Group Inc.’s sole material asset is its ownership in AT Umbrella LLC, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. AT Umbrella LLC’s allocable share of taxable income and related tax credits, if any, are passed through to its members, including Andersen Group Inc., and are included in the members’ tax returns.
Prior to Andersen Group Inc.’s investment in AT Umbrella LLC, the Company was a multi-member limited liability company taxed as a partnership and generally not subject to U.S. federal and state taxes. However, certain state and local jurisdictions impose an entity level income tax and these amounts are reflected as income taxes in the consolidated financial statements. Each member of the limited liability company is responsible for reporting and paying income tax on their share of income or loss to extent required by federal and state income tax regulations.
The components of income (loss) before income tax expense are as follows (in thousands):

	December 31,
	2025	2024	2023
Domestic	$(127,172)	$137,196	$120,940
Foreign	—	—	—
Total	$(127,172)	$137,196	$120,940
Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current taxes:
Federal	$—	$—	$—
State	3,136	2,275	1,999
Foreign	372	222	87
Total current taxes	3,508	2,497	2,086
Deferred taxes:
Federal	(316)	—	—
State	(195)	(102)	171
Foreign	—	—	—
Total deferred taxes	(511)	(102)	171
Income tax expense	$2,997	$2,395	$2,257

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% for 2025, 2024, and 2023 as follows:

	Year Ended December 31,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
Noncontrolling interest	(20.5)%	—%	—%
Other non-deductible expenses	—%	0.6%	0.7%
State and local taxes	(2.3)%	1.6%	1.8%
Partnership income not subject to tax	—%	(21.6)%	(21.7)%
Valuation allowance	(0.3)%	—%	—%
Foreign income and withholding taxes	(0.3)%	0.2%	0.1%
Effective tax rate	(2.4)%	1.8%	1.9%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Investment in partnership	$89,086	$—
U.S. federal and state net operating loss	337	—
Subtotal	89,423	—
Less valuation allowance	(88,779)	—
Total deferred tax assets	644	—

Deferred tax liabilities:
Partnership level items	(378)	(455)
Total deferred tax liabilities	(378)	(455)
Net deferred tax asset (liability)	$266	$(455)
As of December 31, 2025, the Company recorded a $89.1 million deferred tax asset related to the investment in partnership which was offset with a valuation allowance of $88.8 million. The Company concluded that such asset is not more likely than not to be realized as the investment in AT Umbrella LLC is capital in nature and the Company does not have history of generating capital gain income.
In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income including appropriate character in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income.
The following table presents a reconciliation of the total change in the valuation allowance (in thousands):

	December 31,
	2025	2024	2023
Balance at beginning of period	$—	$—	$—
Change charged to income tax expense	97	—	—
Change charged to equity	88,682	—	—
Balance at end of period	$88,779	$—	$—

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. The Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2025.
As of December 31, 2025, the Company's U.S. federal net operating loss carryforwards were $1.3 million, which may be carried forward indefinitely but are only available to offset 80% of future taxable income.
The only open tax year for the U.S. federal income tax return is 2025. The state income tax returns have varying statutes of limitations.
Note 19. Segment Reporting
The Company conducts business as a single operating segment for its range of tax, valuation, financial advisory, and related consulting services. In reaching this conclusion, management considers the definition of the Chief Operating Decision Maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, and how that information is used to make operating decisions, allocate resources, and assess performance. The Company’s CODM is the chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level which is the level that the CODM manages the business, allocates resources, makes key resource decisions, and assesses performance.
The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s net income or loss. The measure is used to benchmark the Company's results against forecasts. The table below shows a reconciliation of the Company’s net income or loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net income or loss in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$838,692	$731,593	$639,111
Operating expenses:
Personnel costs(1)	818,290	462,394	403,294
Non-personnel costs(2)	146,690	131,330	111,267
Depreciation and amortization	9,005	8,325	7,691
Total operating expenses	$973,985	$602,049	$522,252
Total operating (loss) income	$(135,293)	$129,544	$116,859
Interest income	4,166	4,524	2,660
Interest expense	(1,436)	(64)	(138)
Other income, net	5,391	3,192	1,559
(Loss) income before taxes	$(127,172)	$137,196	$120,940
Income tax expense	2,997	2,395	2,257
Net (loss) income	$(130,169)	$134,801	$118,683

(1)Personnel costs during the year ended December 31, 2025 include equity restructuring costs of $193.2 million incurred in connection with the Reorganization Transactions.
(2)Non-personnel and other operating costs primarily include the provision for credit losses and costs such as occupancy, business development, training, recruiting, and annual discretionary bonus compensation.
Assets provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents, and financial instruments owned, reduced by current liabilities.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All long-lived assets are maintained in, and all income and losses are attributable to the United States of America.
Note 20. Subsequent Events
Distributions
After the reporting date, the Company effected distributions to its pre-IPO owners in an aggregate amount of $18.1 million, related to undistributed capital and allocated income declared payable prior to the Reorganization Transactions.
Revolving Line of Credit Extension
In February 2026, the Company amended the Credit Agreement to extend through June 2026. The extension also modified certain terms relating to covenant requirements.
Inorganic Growth
During the first quarter of 2026, Andersen entered into definitive agreements for the acquisition of four member firms located in the strategically important areas of Africa and Latin America and a business combination with one member firm located in the strategically important area of Canada. These transactions are expected to close in the second quarter of 2026, subject to the satisfaction of certain closing conditions.

Amendment of AT Umbrella LLC Agreement
On March 24, 2026, an amendment to the AT Umbrella LLC Limited Liability Company Agreement was executed. The amendment modified the redemption provisions of Class X Umbrella Units held by Aggregator, which allow for the Company to elect for settlement in cash instead of settlement in the Company's Class A common stock. Under the revised terms, the Company may elect to redeem Class X Umbrella Units held by Aggregator for cash only if the cash proceeds are sourced from a qualifying offering of its Class A common stock. As a result of these changes, the redeemable noncontrolling interest will be prospectively reclassified from temporary equity into permanent equity as the conditions for temporary equity classification are no longer met.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A.Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

The internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the Jobs Act (Section 404).

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well design and operated, can only provide reasonable assurance of achieving the desires control objectives. Based on this evaluation, due to the material weaknesses described below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

Neither we nor our independent registered public accounting firm were required to, and therefore did not perform, an evaluation of our internal control over financial reporting as of or for any period included in our financial statements, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. However, in connection with the preparation of the consolidated financial statements for the year ended December 31, 2023 of Andersen Group Inc. and its subsidiaries included elsewhere in this annual report on Form 10-K, we identified two material weaknesses in our internal control over financial reporting which continued to exist as of December 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified relate to (i) information technology general controls, including in the areas of restriction of privileged access, user provisioning and de-provisioning, periodic user access reviews, authentication settings, and change management, and (ii) inadequate design and maintenance of detective controls over period end financial reporting, including review controls over journal entries, reconciliations and account analyses, and evaluation of technical accounting matters. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time such that management can conclude, through testing, that the controls are operating effectively. If not remediated, control deficiencies could result in further material misstatements.

Efforts to Address Previously Identified Material Weaknesses

We are committed to remediating the identified material weaknesses, fostering continuous improvement in internal controls and enhancing our overall internal control environment. Since identifying the above material weaknesses, the Company has begun implementing the remediation actions described below. The Company believes that these remediation actions, when fully completed, should fully remediate the identified material weaknesses and strengthen the internal controls over financial reporting. The remediation efforts are ongoing and additional remediation initiatives may be necessary.

•Increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting application;
•Performed a risk assessment over the organization and information technology systems used as part of financial reporting, and designed and implemented control activities in response to the identified risks, which include information technology general controls, period end financial reporting controls including journal entries, reconciliations, account analysis, and evaluation of technical accounting matters;
•Engaged a third-party provider to help assess and improve our internal control over financial reporting in preparation for compliance with Section 404;
•Hired additional qualified accounting and financial reporting personnel and engaged external accounting experts to support improving our accounting processes and procedures; and
•Designed, implemented and began testing of internal controls to address the material weaknesses and improve our internal controls environment;

The design and implementation phase of the remediation plan was completed as of December 31, 2025 and testing of operating effectiveness will continue in 2026. The Company believes significant progress was made in 2025 to enhance and strengthen its internal controls environment. However, internal controls were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2025.

As management continues to monitor the effectiveness of internal control over financial reporting, the Company will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and the employment of additional tools and resources deemed necessary, to ensure that our future consolidated financial statements are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

Other than the remediation measures described in this Item 9A, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in our 2026 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this Item regarding delinquent filers pursuant to Item 405 of Regulation S-K, if any, will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2026 Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Conduct that applies to all of our employees, executive officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct is publicly available on our website at investor.andersen.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this Annual Report. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, or our directors and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report. In addition, it is our practice to comply with the applicable laws and regulations relating to insider trading.
Item 11.Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14.Principal Accounting Fees and Services
The information required by this Item 14 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements. The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.

(2) Financial Statement Schedules. Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or notes thereto.

(3) Exhibits. The following is a list of exhibits filed or furnished as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-290415	3.1	December 8, 2025
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-43014	3.2	December 22, 2025
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-290415	10.1	December 8, 2025
10.2	Limited Liability Company Agreement of AT Umbrella LLC, dated as of December 16, 2025, by and among Andersen Group Inc., AT Umbrella LLC, and Andersen Aggregator LLC.	8-K	001-43014	10.1	December 22, 2025
10.3	Amendment No. 1 to the Limited Liability Company Agreement of AT Umbrella LLC dated March 24, 2026					X
10.4	Managing Director Matters Agreement, dated as of December 16, 2025, by and between Andersen Group Inc. and Andersen Aggregator LLC.	8-K	001-43014	10.2	December 22, 2025
10.5	Tax Receivable Agreement, dated as of December 16, 2025, by and between Andersen Group Inc. and Andersen Aggregator LLC.	8-K	001-43014	10.3	December 22, 2025
10.6	Form of CA Promissory Note issued by AT Umbrella LLC to Andersen Aggregator LLC.	S-1	333-290415	10.5	December 8, 2025
10.7	HO Promissory Note, dated as of December 16, 2025, issued by AT Umbrella LLC to Andersen Aggregator LLC.	8-K	001-43014	10.5	December 22, 2025
10.8+	2025 Equity Incentive Plan and forms of equity agreements thereunder.	S-1	333-290415	10.7	December 8, 2025
10.9+	Offer Letter, by and between the Registrant and Mark Vorsatz.	S-1	333-290415	10.8	December 8, 2025
10.10+	Offer Letter, by and between the Registrant and Neal Livingston.	S-1	333-290415	10.9	December 8, 2025
10.11+	Offer Letter, by and between the Registrant and Daniel DePaoli.	S-1	333-290415	10.10	December 8, 2025
10.12+	Offer Letter, by and between the Registrant and Peter Coscia.	S-1	333-290415	10.11	December 8, 2025
10.13+	Offer Letter, by and between the Registrant and William Deckelman.	S-1	333-290415	10.12	December 8, 2025
10.14+	Offer Letter, by and between the Registrant and Joseph Karczewski.	S-1	333-290415	10.13	December 8, 2025
10.15+	Offer Letter, by and between the Registrant and Dorice Pepin.	S-1	333-290415	10.14	December 8, 2025
10.16	Lease Agreement by and between 333 Bush, L.L.C. and Andersen Tax LLC.	S-1	333-290415	10.15	December 8, 2025

10.17	Second Amended and Restated Loan Agreement dated May 12, 2017, by and between Andersen Tax LLC and JPMorgan Chase Bank, N.A., as successor-in-interest to First Republic Bank.	S-1	333-290415	10.16	December 8, 2025
10.18	Renewal and Modification Agreement dated June 22, 2018 by and between Andersen Tax LLC as borrower and the lender party thereto.	S-1	333-290415	10.17	December 8, 2025
10.19	Renewal and Modification Agreement dated April 3, 2019 by and between Andersen Tax LLC as borrower and the lender party thereto.	S-1	333-290415	10.18	December 8, 2025
10.20	Renewal and Modification Agreement dated May 13, 2020 by and between Andersen Tax LLC as borrower and the lender party thereto.	S-1	333-290415	10.19	December 8, 2025
10.21	Renewal and Modification Agreement dated June 22, 2021 by and between Andersen Tax LLC as borrower and the lender party thereto.	S-1	333-290415	10.20	December 8, 2025
10.22	Renewal and Modification Agreement dated July 27, 2022 by and between Andersen Tax LLC as borrower and the lender party thereto.	S-1	333-290415	10.21	December 8, 2025
10.23	Renewal and Modification Agreement dated June 21, 2023 by and between Andersen Tax LLC as borrower and the lender party thereto.	S-1	333-290415	10.22	December 8, 2025
10.24	Extension and Modification Agreement dated October 22, 2024 by and between Andersen Tax LLC as borrower and the lender party thereto.	S-1	333-290415	10.23	December 8, 2025
10.25
(I) Extension, Amendment and Limited Conditional Waiver to Second Amended and Restated Loan Agreement and (II) Joinder to and Modification of Guaranty and Security Agreements dated February 13, 2026 by and between Andersen Tax LLC as Borrower and the lender party thereto.
						X
10.26	Security Agreement dated May 12, 2017, by and between Andersen Tax LLC as borrower and the lender party thereto.	S-1	333-290415	10.24	December 8, 2025
10.27	Security Agreement dated May 12, 2017, by and between Andersen Tax Holdings LLC as guarantor and the lender party thereto.	S-1	333-290415	10.25	December 8, 2025
10.28	Security Agreement dated May 12, 2017, by and between MD Investment LLC as guarantor and the lender party thereto.	S-1	333-290415	10.26	December 8, 2025
10.29	Security Agreement dated May 12, 2017, by and between MD Management LLC as guarantor and the lender party thereto.	S-1	333-290415	10.27	December 8, 2025
10.30	Continuing Guaranty of Payment and Performance dated May 12, 2017, by and between Andersen Tax Holdings LLC as guarantor and the lender party thereto.	S-1	333-290415	10.28	December 8, 2025

10.31	Continuing Guaranty of Payment and Performance dated May 12, 2017, by and between MD Investment LLC as guarantor and the lender party thereto.	S-1	333-290415	10.29	December 8, 2025
10.32	Continuing Guaranty of Payment and Performance dated May 12, 2017, by and between MD Management LLC as guarantor and the lender party thereto.	S-1	333-290415	10.30	December 8, 2025
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of the Registrant.	S-1	333-290415	21.1	November 19, 2025
23.1	Consent of BDO USA, P.C., independent registered public accounting firm.					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)					X

+ Indicates management contract or compensatory plan.
* The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

Item 16.Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andersen Group Inc.

March 27, 2026	By:	/s/ Mark Vorsatz
Mark Vorsatz
Chief Executive Officer and Chairman
(Principal Executive Officer)

March 27, 2026	By:	/s/ Neal Livingston
Neal Livingston
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark Vorsatz and Neal Livingston and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Vorsatz Mark Vorsatz	Chief Executive Officer and Chairman (Principal Executive Officer)	March 27, 2026

/s/ Neal Livingston Neal Livingston	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 27, 2026

/s/ Robert V. Gunderson, Jr. Robert V. Gunderson, Jr.	Director	March 27, 2026

/s/ John R. Joyce John R. Joyce	Director	March 27, 2026

/s/ Joseph Karczewski Joseph Karczewski	Director	March 27, 2026

/s/ John F. Nicolai John F. Nicolai	Director	March 27, 2026

/s/ Ronald L. Olson Ronald L. Olson	Director	March 27, 2026

/s/ Dorice Pepin Dorice Pepin	Director	March 27, 2026