Form 10-Q
period 2026-03-31
Andersen Group Inc.
filed 2026-05-12
CIK 2065708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 5, 2026, there were 13,472,214 shares of the registrant’s Class A common stock, par value $0.0001 and 99,460,168 shares of the registrant’s Class B common stock, par value $0.0001, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Quarterly Report) includes forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. The forward-looking statements made in this Quarterly Report are given only as of the date on which the statements are made. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or to changes in our expectations, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits to this Quarterly Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

PART I
Item 1.Financial Statements
ANDERSEN GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$206,814	$250,280
Accounts receivable, net of allowance for credit losses of $2,881 and $1,676, respectively	213,567	123,418
Loans and notes receivable from related parties, net of allowance for credit losses of $2,659 and $2,513, respectively	112	473
Investments in held-to-maturity debt securities, current	5,098	8,179
Prepaid expenses and other current assets	28,196	29,688
Total current assets	453,787	412,038
Loans and notes receivable from related parties, net of allowance for credit losses of $8,076 and $8,222, respectively	367	440
Property and equipment, net	38,976	35,695
Operating lease right-of-use assets	80,502	82,104
Intangible assets, net	2,644	2,543
Goodwill	30,078	30,078
Other assets	2,216	2,242
Total assets	$608,570	$565,140
Liabilities, redeemable noncontrolling interest and stockholders' equity (deficit)
Current liabilities:
Accounts payable and other accrued expenses	$11,793	$11,998
Accrued payroll and benefits	49,544	46,332
Deferred revenue	22,052	12,522
Distributions payable to related parties	34,635	52,745
Operating lease liabilities, current	7,212	3,958
Notes payable to related parties, current portion	57,467	62,340
Other current liabilities	9,620	5,912
Total current liabilities	192,323	195,807
Operating lease liabilities, noncurrent	104,917	106,448
Notes payable to related parties, less current portion	279,032	287,745
Other liabilities	3,603	3,517
Total liabilities	579,875	593,517
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest (Note 11)	—	106,354
Stockholders' equity (deficit):
Preferred stock, par value $0.0001 per share: 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock, par value $0.0001 per share: 1,000,000,000 shares authorized, 12,650,000 shares and 12,650,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Class B common stock, par value $0.0001 per share: 300,000,000 shares authorized, 98,826,563 and 99,166,563 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	10	10
Additional paid-in-capital	404	—
Accumulated deficit	(780,501)	(134,742)

Total stockholders' deficit attributable to Andersen Group Inc.	(780,086)	(134,731)
Noncontrolling interest (Note 11)	$808,781	$—
Total stockholders' equity (deficit)	$28,695	$(134,731)
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$608,570	$565,140
See accompanying notes to unaudited condensed consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$240,746	$208,067
Operating expenses:
Cost of services (excluding depreciation and amortization)	166,381	117,963
Sales, general and administrative	48,011	35,362
Depreciation and amortization	2,274	2,095
Total operating expenses	216,666	155,420
Operating income	24,080	52,647
Interest income	1,879	1,200
Interest expense	(6,234)	(143)
Other income, net	826	1,002
Income before income tax expense	20,551	54,706
Income tax expense	2,813	4,130
Net income	$17,738	$50,576
Less: net income attributable to noncontrolling interest	$17,244
Net income attributable to Andersen Group Inc.	$494
Net income per share of Class A common stock, basic	$0.04
Weighted-average shares of Class A common stock outstanding, basic	12,650,000
Net income per share of Class A common stock, diluted	$0.03
Weighted-average shares of Class A common stock outstanding, diluted	14,814,721
See accompanying notes to unaudited condensed consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) / MEMBERS’ EQUITY
(in thousands, except share amounts)

	Members' Equity	Undistributed Earnings	Total Members' Equity
Balances as of December 31, 2024	6,759	189,490	196,249
Net income	—	50,576	50,576
Distributions	—	(11,250)	(11,250)
Balances as of March 31, 2025	6,759	228,816	235,575

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Deficit Attributable to Andersen Group Inc.	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balance at December 31, 2025	12,650,000	$1	99,166,563	$10	$—	$(134,742)	$(134,731)	$—	$(134,731)
Forfeiture of Class X Umbrella Units and corresponding cancellation of Class B common stock	—	—	(340,000)	—	66	—	66	—	66
Net income	—	—	—	—	—	494	494	1,341	1,835
Equity-based compensation	—	—	—	—	5,199	—	5,199	3,143	8,342
Accretion to redemption value	—	—	—	—	(4,861)	(646,253)	(651,114)	—	(651,114)
Reclassification of redeemable noncontrolling interest from temporary equity into permanent equity	—	—	—	—	—	—	—	804,297	804,297
Balance at March 31, 2026	12,650,000	$1	98,826,563	$10	$404	$(780,501)	$(780,086)	$808,781	$28,695
See accompanying notes to unaudited condensed consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$17,738	$50,576
Adjustments to reconcile net income with net cash (used in) provided by operating activities:
Equity-based compensation	45,604	—
Depreciation and amortization	2,274	2,095
Non-cash lease expense	3,637	3,166
Provision for credit losses on accounts receivable	1,261	(801)
Amortization of discount on held-to-maturity debt securities	(22)	(204)
Deferred income tax	(95)	997
Reserves on loans and notes receivable from related parties	—	250
Other, net	95	47
Changes in operating assets and liabilities:
Accounts receivable	(91,410)	(64,012)
Prepaid expenses and other current assets	1,493	(4)
Other assets	36	—
Accounts payable and other accrued expenses	(576)	4,162
Accrued payroll and benefits	3,212	11,698
Deferred revenue	9,530	5,274
Other current liabilities	3,736	(1,363)
Operating lease liabilities	(310)	(3,787)
Other liabilities	(70)	3,133
Net cash (used in) provided by operating activities	(3,867)	11,227
Cash flows from investing activities:
Proceeds from maturity of held-to-maturity debt securities	3,103	10,289
Issuance of loans and notes receivable from related parties	—	(725)
Proceeds from loans and notes receivable from related parties	401	6
Payments for purchases of property and equipment	(3,703)	(1,268)
Payments for capitalized internal-use software costs	(196)	(168)
Net cash (used in) provided by investing activities	(395)	8,134
Cash flows from financing activities:
Payments of deferred offering costs	(1,209)	(857)
Principal payments under finance lease obligations	(29)	(29)
Principal payments on notes payable to related parties	(13,586)	—
Distributions paid	(24,380)	(11,250)
Net cash used in financing activities	(39,204)	(12,136)
Net change in cash and cash equivalents	(43,466)	7,225
Cash and cash equivalents at beginning of period	250,280	87,993
Cash and cash equivalents at end of period	$206,814	$95,218
Non-cash investing and financing transactions
Property and equipment acquired through finance leases	238	—
Right-of-use assets obtained in exchange for lease liabilities (including remeasurements)	2,034	3,202
Purchases of property and equipment included in accounts payable and other accrued expenses	1,772	—
Reclassification of redeemable noncontrolling interest from temporary equity into permanent equity	804,297	—
See accompanying notes to unaudited condensed consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Description
Andersen Group Inc. was formed on April 16, 2025 for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to operate the business of AT Umbrella LLC. Andersen Group Inc. is a holding company, and its sole material asset is its indirect ownership interests in Andersen Tax Holdings LLC through its ownership of approximately 11.4% of the Class X Umbrella Units in AT Umbrella LLC, which in turn owns all ownership interests in Andersen Tax Holdings LLC and its 100% wholly owned subsidiaries (collectively, the “Company”). The Company is a national professional services firm focused on providing a wide range of tax, valuation, financial advisory, and related consulting services (including certain services acting as a registered investment adviser). As of March 31, 2026, the Company has 27 offices in 15 states and the District of Columbia.
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
•Andersen Group Inc. granted 5,440,720 restricted stock units (RSUs) under the 2025 Equity Incentive Plan concurrent with the IPO.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies
Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies as of and for the three months ended March 31, 2026, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission ("SEC") on March 27, 2026.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. The Company’s business experiences seasonal fluctuations in revenue and net income, with a more significant portion of revenue typically realized in the first and third quarters of each year predominantly due to timing of major tax filing deadlines. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2026.
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include but are not limited to the assessment of the recoverability of goodwill and intangible assets, valuation and expected lives of tangible and intangible assets, allowance for credit losses, and certain accrued liabilities. Changes in circumstances could cause actual results to differ materially from these estimates. The Company has consistently applied the accounting policies for the periods presented as described in the consolidated financial statements contained in the annual report for the year ended December 31, 2025.
The unaudited condensed consolidated financial statements include the results of the Company and its subsidiaries. As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization Transactions, Andersen Group Inc. had no operations. All significant intercompany transactions and balances have been eliminated during consolidation.
Principles of Consolidation and Noncontrolling Interest
The accompanying unaudited condensed consolidated financial statements include the accounts of AT Umbrella LLC and its 100% wholly owned subsidiaries. AT Umbrella LLC is a Variable Interest Entity (“VIE”), as defined in ASC Topic 810 (“ASC 810”), Consolidation. ASC 810 requires the consolidation of VIEs in which the entity is defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. The Company has assessed its variable interests in this entity and determined that the Company is the primary beneficiary of AT Umbrella LLC and its subsidiaries. In completing the assessment, the Company identified the activities that it considers most significant to the economic performance of this entity and determined that the Company has the power to direct those activities. As a result, AT Umbrella LLC and its subsidiaries’ financial position and results of operations are consolidated in the Company’s unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of operations.
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A noncontrolling interest in a consolidated subsidiary represents the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Redeemable noncontrolling interest was classified as temporary equity at December 31, 2025 because the Class X Umbrella Units contained certain redemption features that were not solely within the control of the Company. On March 24, 2026, an amendment to the AT Umbrella LLC Limited Liability Company Agreement was executed. The amendment modified the redemption provisions of Class X Umbrella Units held by Aggregator, which allow for the Company to elect for settlement in cash instead of settlement in the Company's Class A common stock. Under the revised terms, the Company may elect to redeem Class X Umbrella Units held by Aggregator for cash only if the cash proceeds are sourced from a qualifying offering of its Class A common stock. As a result of these changes, the redeemable noncontrolling interest was prospectively reclassified from temporary equity into permanent equity as the conditions for temporary equity classification are no longer met. See Note 11 for further information on the redeemable noncontrolling interest and the related accounting policies prior to the reclassification from temporary equity into permanent equity.
The presentation of net income is modified to present earnings and other comprehensive income attributed to controlling and noncontrolling interests.
The noncontrolling interest on the unaudited condensed consolidated statement of operations represents the portion of earnings or loss attributable to the ownership interests in AT Umbrella LLC held by Aggregator. Net income or loss attributable to noncontrolling interests is allocated in accordance with the contractual distribution rights of the holders under AT Umbrella LLC's Limited Liability Company Agreement. Those contractual rights reflect the relative participation of Class X holders and, when applicable, LTIP Unit holders. LTIP Unit holders participate only after the applicable contractual hurdle amounts are satisfied, and certain LTIP awards include catch-up provisions that may affect the allocation of earnings after those hurdle amounts are met.
The Company does not have any controlling interest in, and is not the primary beneficiary of, any other member firm of Andersen Global. Accordingly, these entities are considered related parties solely as a result of the memberships in the Swiss verein discussed above. These member firm entities are not consolidated in the Company’s unaudited condensed consolidated financial statements.
One of the non-U.S. Andersen Global member firms is a VIE. The Company has assessed its variable interests in this entity and determined that the Company is not the primary beneficiary. In completing the assessment, the Company identified activities it considers most significant to the economic performance of this entity and determined that the Company does not have the power to direct those activities. As a result, that entity’s financial position and results of operations are not consolidated in the Company’s unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of operations. The Company's carrying value and exposure to loss is comprised of loans to the VIE included in loans and notes receivable from affiliates, net of allowance for credit losses and amounts due from the VIE included in prepaid expenses and other current assets. As of March 31, 2026 and December 31, 2025, the total carrying value of these items was $0.2 million and $0.2 million, respectively. As of March 31, 2026 and December 31, 2025, the Company’s maximum exposure to loss related to the loans receivable and amounts due from the VIE was $7.7 million and $6.9 million, respectively, excluding the allowance for credit loss on the loans receivable from the VIE.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.
The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is no longer an emerging growth company or affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment Information
ASC Topic 280, Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise where discrete financial information is available and evaluated regularly by the Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer (“CEO”). The Company operates in one segment based upon the financial information used by its CODM in evaluating the financial performance of its business and allocating resources. The single segment represents the Company’s core business of providing tax, valuation, financial advisory and related consulting services to its clients. See Note 18 for further information on the Company’s reporting segment.
Amounts Payable to Related Parties Pursuant to Tax Receivable Agreement
In connection with the IPO and Reorganization Transactions, the Company entered into the TRA with certain pre-IPO owners that provides for the payment to certain holders of Class X Umbrella Units who are or may become parties to the TRA from time to time 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company realizes or is deemed to realize (determined by using assumptions regarding combined state and local income tax rates) as a result of (i) any increase in tax basis in the assets of AT Umbrella LLC and its flow-through subsidiaries resulting from purchases of Class X Umbrella Units from such Class X Umbrella Unit holders with the proceeds of the IPO or resulting from exchanges of Class X Umbrella Units for at Andersen Group Inc.’s election, shares of Class A common stock or cash in the future; and (ii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments that are made under the TRA. The TRA will make certain simplifying assumptions regarding the determination of the cash savings that are realized or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the TRA in excess of those that would result if such assumptions were not made. No party to the TRA will reimburse the Company for any payments previously made if such basis increases or other benefits are subsequently disallowed, except that excess payments made to the TRA parties will be netted against future payments that would otherwise be made under the TRA, if any, after determination of such excess. The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. As such, subsequent changes in the fair value of the TRA liability between reporting periods are recognized in the consolidated statement of operations.
The Company has not yet incurred a liability in connection with the TRA.
Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of the Company’s Class A common stock outstanding for the period, without consideration for potential dilutive shares of common stock. Shares of Class B common stock and RSUs are not entitled to receive any distributions or dividends and are therefore excluded from this presentation since they are not participating securities. Diluted earnings per share is computed by dividing net income attributable to holders of Class A common stock by the weighted average number of shares of Class A common stock outstanding, plus the effect of all dilutive securities as calculated using the if-converted and treasury stock methods, as appropriate.

Participating securities exist at AT Umbrella LLC, a non-wholly owned consolidated subsidiary of the Company. As such, the Company applies the more dilutive of the treasury stock or if-converted methods and the two-class method to allocate undistributed earnings or losses of AT Umbrella LLC. In doing so, the Company determines the portion of AT Umbrella LLC’s earnings attributable to the Company and accordingly reflects in earnings available to common stockholders in the Company’s calculation of basic and diluted earnings per share.

The Company did not include earnings per unit for the pre-IPO period as part of its financial statements. All earnings prior to the completion date of the IPO, were entirely allocable to the noncontrolling interest and, as a result, earnings per share information is not applicable for reporting periods prior to this date, including the three months ended March 31, 2025. Consequently, only earnings per share for net earnings for the three months ended March 31, 2026 are presented.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standard Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("Codification"). ASUs issued which are not specifically listed below were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for all entities for annual periods beginning after December 15, 2025. The Company adopted ASU 2025-05 as of January 1, 2026 and such adoption did not have a significant impact on the Company's condensed consolidated financial statements.
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (Topic 815). The amendments in this ASU update the FASB Accounting Standards Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.
Note 3. Revenue
Disaggregation of Revenue
The following table presents the disaggregation of revenue by timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2026	2025
Over time	$239,352	$207,512
Point in time	1,394	555
Total revenue	$240,746	$208,067
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the disaggregation of revenue by service line (in thousands):

	Three Months Ended March 31,
	2026	2025
Private Client Services	$123,177	$104,191
Business Tax Services	80,635	71,703
Alternative Investment Funds	25,193	22,166
Valuation Services	11,741	10,007
Total revenue	$240,746	$208,067
The following table presents the disaggregation of revenue by region (in thousands):

	Three Months Ended March 31,
	2026	2025
East	$101,485	$82,887
Central	39,374	35,437
West	99,887	89,743
Total revenue	$240,746	$208,067
Substantially all revenue was from services provided in the United States for the three months ended March 31, 2026 and 2025.
Remaining Performance Obligations
The revenue recognition standard provides exemptions to the requirements for disclosure of the total transaction price allocated to unsatisfied performance obligations as of the reporting date for performance obligations within contracts of one year or less. The majority of the Company’s contracts with clients have a duration of one year or less. For contracts with a stated duration exceeding one year, these agreements allow both the Company and the client to cancel or terminate without substantial penalty. Therefore, the contract duration does not extend beyond the goods and services already transferred when cancellation or termination rights exist without substantial penalty. As such, the Company does not disclose the total transaction price allocated to unsatisfied performance obligations.
Contract Balances
In the three months ended March 31, 2026, the Company recognized revenue of approximately $7.8 million that was included in deferred revenue on the consolidated balance sheet as of December 31, 2025. In the three months ended March 31, 2025, the Company recognized revenue of approximately $9.8 million that was included in deferred revenue on the consolidated balance sheet as of December 31, 2024. The opening balance of deferred revenue on January 1, 2025 was $15.6 million.
Note 4. Accounts Receivable, Net
Accounts receivable, net consists of (in thousands):

	March 31,	December 31,
	2026	2025
Accounts receivable	$144,027	$107,960
Unbilled services	72,421	17,134
Total accounts receivable	216,448	125,094
Allowance for credit loss	(2,881)	(1,676)
Total accounts receivable, net	$213,567	$123,418

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in the allowance for credit loss (in thousands):

	March 31,	December 31,
	2026	2025
Balance at beginning of period	$1,676	$3,071
Addition to / (reduction in) provision	1,261	(1,198)
Write-offs, net of recoveries	(56)	(197)
Balance at end of period	$2,881	$1,676
The opening balance of accounts receivable, net on January 1, 2025 was $117.8 million.
Note 5. Financial Instruments and Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$161,232	$—	$—	$161,232

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$212,232	$—	$—	$212,232
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

	March 31, 2026
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Due within one year or less	$5,098	$10	$—	$5,108
Due between one and two years	—	—	—	—
Total held-to-maturity securities	$5,098	$10	$—	$5,108

	December 31, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Due within one year or less	$8,179	$20	$—	$8,199
Due between one and two years	—	—	—	—
Total held-to-maturity securities	$8,179	$20	$—	$8,199

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Consideration Liability
The fair value of the Company’s deferred consideration liability included within other current liabilities and other liabilities was approximately $0.8 million and $0.7 million as of March 31, 2026 and December 31, 2025, respectively, based on unobservable inputs and categorized as Level 3.
Loans and Notes Receivable
Loans and notes receivable are comprised of loans and advances made to member firms of Andersen Global and employees of the Company. The Company classifies the fair value of these items as Level 3 fair value measurements as these are valued using a discounted cash flow methodology less a reserve for expected credit losses. Based on the reserve methodology and the variable rates included within the population, the carrying value of these receivables approximates fair value. Refer to Note 15 for further detail.
Long-Term Debt
Long-term debt includes a revolving line of credit with a financial institution, Capital Account Notes and Holdover Note in connection with the reorganization of the Management Holdcos. Refer to Note 9 for further detail.
Note 6. Property and Equipment, Net
Property and equipment, net consists of (in thousands):

	March 31,	December 31,
	2026	2025
Leasehold improvements	$38,958	$38,420
Computer equipment	17,920	18,996
Furniture and fixtures	8,870	9,493
Computer software	2,971	3,177
Office equipment	918	1,060
Assets under construction	8,851	4,707
Total property and equipment	78,488	75,853
Less: accumulated depreciation and amortization	(39,512)	(40,158)
Total property and equipment, net	$38,976	$35,695
Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $2.2 million and $1.9 million, respectively. As of March 31, 2026 and December 31, 2025, the amount of office equipment under finance leases was not material.
Note 7. Intangible Assets, Net
Intangible assets, net as of March 31, 2026 consist of (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$24,271	$23,933	$338
Tradenames and trademarks	3,395	3,395	—
Intellectual property	150	115	35
Capitalized internal use software	2,407	136	2,271
Total intangible assets, net	$30,223	$27,579	$2,644

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net as of December 31, 2025 consist of (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$24,271	$23,860	$411
Tradenames and trademarks	3,395	3,395	—
Intellectual property	150	108	42
Capitalized internal use software	2,211	121	2,090
Total intangible assets, net	$30,027	$27,484	$2,543
Amortization expense for intangible assets for March 31, 2026 and 2025 was $0.1 million, and $0.2 million, respectively.
Scheduled remaining amortization expense is presented in the table below (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2026	$287
2027	138
Total	$425
As of March 31, 2026, the Company capitalized internally developed software of $2.2 million for software that is not yet ready for its intended use. This software has a useful life of three years and is expected to commence amortization during the year ending December 31, 2027.
Note 8. Other Balance Sheet Components
Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid expenses	$18,807	$20,686
Due from related parties	6,755	5,156
Other current assets	2,634	3,846
Total prepaid expenses and other current assets	$28,196	$29,688
Other current liabilities as of March 31, 2026 and December 31, 2025 consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Deferred compensation	$1,512	$2,450
Due to related parties	1,220	723
Deferred consideration	800	800
Income tax payable	2,772	663
Finance lease liabilities	78	31
Other current liabilities	3,238	1,245
Total other current liabilities	$9,620	$5,912

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Long-Term Debt
Revolving Line of Credit
In the normal course of business, the Company maintains a $20.0 million revolving line of credit (the “Credit Agreement”) with a financial institution. The Credit Agreement is collateralized by substantially all the assets of the Company.
The Credit Agreement includes a sublimit of $5.0 million for standby letters of credit, and the interest rate for cash borrowing under the Credit Agreement is the Prime rate with a floor of 5.0%. As of March 31, 2026 and December 31, 2025, the Company had outstanding standby letters of credit of $1.3 million and $1.3 million, respectively. The Company had no cash borrowings as of March 31, 2026 and December 31, 2025. The Company’s outstanding letter of credit is subject to a commitment fee of 1.5% per annum. These fees are included in sales, general and administrative expenses and are immaterial for the three months ended March 31, 2026 and 2025.
In February 2026, the Company amended the Credit Agreement to extend through June 2026. The extension also modified certain terms relating to covenant requirements.
During the three months ended March 31, 2026 and 2025, the Company had no uncured events of default with respect to the financial covenants required by the Credit Agreement.
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of the debt obligations is approximated by the principal amount of the loans as of March 31, 2026. The fair value of the debt obligations is estimated using a discounted cash flow methodology, which includes significant unobservable inputs used in the fair value measurement process for items valued utilizing Level 3 techniques. The Company incurred approximately $6.2 million in interest expense with respect to the Capital Account Notes and Holdover Note during the three months ended March 31, 2026.
Future maturities of long-term debt as of March 31, 2026, were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2026	$48,753
2027	56,725
2028	56,442
2029	44,936
2030	44,190
Thereafter	85,452
Total	$336,498
Note 10. Employee Compensation and Benefits
Deferred Compensation
Effective January 1, 2023, the Company established a deferred compensation plan for non-partner employees holding the title of Director who are eligible once they have five or more years of service as a Director. On an annual basis, eligible participants are granted an award payable in equal installments starting in March of the following five years. The annual award is based on each eligible participant’s years of service at the Director level and on income allocated to the Management Holdcos prior to the IPO, and to Aggregator after the IPO. The plan can be terminated at any time by the Company at its sole discretion, and payment is contingent upon the continued employment of eligible participants during the five-year payment period. The Company recognized $0.5 million, and $0.5 million of expense in cost of services related to this program for the three months ended March 31, 2026 and 2025 respectively. The Company recognized $0.1 million, and $0.1 million of expense in sales, general, and administrative related to this program for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, $1.5 million and $2.4 million, respectively, was included in other current liabilities for this program.
The Company pays certain client-serving individuals variable incentive compensation that is typically determined as a fixed bonus percentage based on revenues collected. The Company recognized $0.8 million and $0.3 million of compensation expense in cost of services during the three months ended March 31, 2026 and 2025, respectively. The Company included $1.2 million and $3.5 million in accrued payroll and benefits as of March 31, 2026 and December 31, 2025, respectively.
Defined Contribution Plan
The Company maintains a qualified 401(k) Profit Sharing Plan (the “401(k) Plan”) for eligible employees. In 2026 and 2025, employees could contribute a percentage of their pretax compensation subject to IRS limitations, and the Company matched the participants’ contribution up to 25% of the first 6% of each participant’s contribution (or 1.5% of their total compensation). Total matching contributions made to the 401(k) Plan for the three months ended March 31, 2026 and 2025 was $1.3 million and $1.1 million, respectively. The related expense is recognized as either cost of services or sales, general, and administrative expense based on the nature of service of eligible employees.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Redeemable Noncontrolling Interest
In connection with the Reorganization Transactions, Class X Umbrella Units were issued to Aggregator. Aggregator also owns all outstanding shares of the Company's Class B common stock. Under the Limited Liability Company Agreement of AT Umbrella LLC (the “AT Umbrella LLC Agreement”), Aggregator had the right from time to time to cause AT Umbrella LLC to redeem any or all of its Class X Umbrella Units (and cancel paired shares of the Company's Class B common stock), in exchange for, at Andersen Group Inc.’s election, either cash (based on the volume-weighted average market price of a share of the Company's Class A common stock) or shares of Class A common stock, and such exchange, at Andersen Group Inc.’s election, may have been effected as a direct exchange of cash or Class A common stock for Class X Umbrella Units (and the cancellation of paired shares of the Company's Class B common stock) in lieu of such redemption. The redemption election was not considered to be within the control of the Company because the holder of Class B common stock controlled the Company through direct representation on its board of directors. As a result, the noncontrolling interests in AT Umbrella LLC was classified as redeemable noncontrolling interests outside of permanent equity at December 31, 2025.
Redeemable noncontrolling interest was recorded at the greater of the carrying value or redemption amount. In determining the measurement method of redemption value, the Company elected to accrete changes to the redemption value over the period from the date of issuance to the earliest redemption date. The resulting changes to accrete to the redemption value were recorded in equity. If the Company had an accumulated deficit, changes were recorded against additional paid-in-capital until there was no additional paid-in capital balance, and then charges were recorded against accumulated deficit. Changes in the redemption value were considered to be changes in accounting estimates and were accounted for prospectively.
On March 24, 2026, an amendment to the AT Umbrella LLC Limited Liability Company Agreement was executed. The amendment modified the redemption provisions of Class X Umbrella Units held by Aggregator. Under the revised terms, the Company may elect to redeem Class X Umbrella Units held by Aggregator for cash only if the cash proceeds are sourced from a qualifying offering of the Company's Class A common stock. As a result of these changes, the redeemable noncontrolling interest was prospectively reclassified from temporary equity into permanent equity as the conditions for temporary equity classification are no longer met.
Changes to the value of the redeemable noncontrolling interest during the three months ended March 31, 2026 are summarized as follows (in thousands):

Amount
Balance as of January 1, 2026	$106,354
Forfeiture of Class X Umbrella Units and corresponding cancellation of Class B common stock	(66)
Net income	15,903
Equity-based compensation	37,262
Distribution	(6,270)
Accretion to redemption value	651,114
Reclassification of redeemable noncontrolling interest from temporary equity into permanent equity	(804,297)
Balance as of March 31, 2026	$—
Note 12. Stockholders’ Equity
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
Distributions payable to related parties on the unaudited consolidated balance sheets consists of distributions declared but not yet paid to the Management Holdcos related to members' tax obligations, members’ undistributed capital and allocated income prior to the IPO and Reorganization Transactions. During the three months ended March 31, 2026, the Company paid distributions of $18.1 million to Aggregator.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Class A Common Stock
Shares of Class A common stock have both voting and economic rights. Holders of Class A common stock are entitled to one vote for each share of Class A common stock held. Shares of Class A common stock are entitled to dividends and pro rata distribution of remaining available assets upon liquidation. Shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights. As of March 31, 2026 and December 31, 2025, there were 12,650,000 shares of Class A common stock issued and outstanding.

Class B Common Stock
Shares of Class B common stock have voting but no economic rights. Holders of Class B common stock generally are entitled, without regard to the number of shares of Class B common stock held by such holder, to ten votes for each share held. Shares of Class B common stock do not have any right to receive dividends or distribution upon liquidation. As of March 31, 2026, there were 98,826,563 shares of Class B common stock issued and outstanding. As of December 31, 2025, there were 99,166,563 shares of Class B common stock issued and outstanding. All shares of Class B common stock are held by Aggregator.

Preferred Stock
The Company is authorized to issue one or more series of preferred stock, provided that the aggregate number of shares issued and not retired of any and all such series shall not exceed the total number of shares of preferred stock authorized. The Company's board of directors may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights. As of March 31, 2026 and December 31, 2025, no preferred stock has been issued.
Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, AT Umbrella LLC does not incur significant federal, state or local income taxes, as these are primarily the obligations of its members. Under the AT Umbrella LLC Agreement, the AT Umbrella LLC is required to distribute cash, to the extent that it has cash available, on a pro rata basis to its members to the extent necessary to cover the members' tax liabilities, if any, with respect to each member's share of the AT Umbrella LLC's taxable earnings. During the three months ended March 31, 2026, the Company paid distributions totaling $6.3 million to Aggregator in satisfaction of member tax liabilities.
AT Umbrella LLC Agreement
As of March 31, 2026, 12,650,000 Class X Umbrella Units are held by Andersen Group Inc. corresponding to 12,650,000 shares of Andersen Group Inc. Class A common stock issued and outstanding as of such date. The remaining 98,826,563 Class X Umbrella Units outstanding as of March 31, 2026 correspond to 97,850,000 shares of Andersen Group Inc. Class B common stock issued and outstanding as of such date, which are held by Aggregator. The remaining 976,563 shares of Class B common stock outstanding correspond with AT Umbrella LLC LTIP Units held by Aggregator on behalf of certain Managing Directors of Andersen Tax LLC.
Aggregator may require AT Umbrella LLC to redeem its Class X Umbrella Units (and cancel paired Andersen Group Inc. Class B common stock), with Andersen Group Inc. having the option to settle the redemption in cash, if the cash proceeds are sourced from a qualifying offering of its Class A common stock, or Class A common stock, or to effect a direct exchange of cash or Class A common stock for the units and paired shares. See Note 13 for further information.
Under the AT Umbrella LLC Agreement, the Company is required to cause AT Umbrella to issue additional Class X Umbrella Units to the Company or Aggregator whenever the Company or Aggregator issues equity securities. For the

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 13. Equity-Based Compensation
2025 Equity Incentive Plan
On December 6, 2025, the board of directors of Andersen Group Inc. approved the Company’s 2025 Equity Incentive Plan. The 2025 Equity Incentive Plan provides for the grant of nonstatutory stock options (NSOs), stock appreciation rights (SARs), restricted shares, restricted stock units (RSUs) and other equity-based awards. As of March 31, 2026 the Company has reserved 12,290,828 shares of Class A common stock in connection with the 2025 Equity Incentive Plan. On the first day of each January during the term of the 2025 Equity Incentive Plan, beginning on January 1, 2026 and ending on (and including) January 1, 2035, the number of shares of Class A common stock that may be issued under the 2025 Equity Incentive Plan will increase by a number of shares equal to the lesser of (a) 5% of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year or (b) such lesser number of shares (including zero) that the plan administrator determines for purposes of the annual increase for that fiscal year. The Company will recognize forfeitures as they occur.
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
The following table summarizes the information about RSU activity of Andersen Group Inc. during the three months ended March 31, 2026:

Number of Units
Outstanding as of December 31, 2025	5,419,378
Granted	—
Vested	—
Forfeited	(258,375)
Outstanding as of March 31, 2026	5,161,003
Total compensation expense for RSUs was approximately $3.6 million for the three months ended March 31, 2026, of which $2.8 million is included in cost of services and $0.8 million is included in sales, general and administrative expense in the consolidated statement of operations. The unamortized compensation cost related to RSUs of $78.4 million as of March 31, 2026 is expected to be recognized over a weighted-average period of approximately 5.7 years.
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Once the hurdle amount is surpassed, a catch-up adjustment ensures that the holder of the Catch-Up Unit receives distributions equivalent to what they would have received if the hurdle amount had not been applied, up to the agreed-upon cumulative amount. All LTIP Units are designated as Catch-Up Units.
LTIP Units generally vest 1/5th on each annual anniversary of the vesting commencement date over a five-year period, subject to the recipient’s continuous service as an employee of the Company or one of its subsidiaries.
The following table summarizes information around AT Umbrella LLC LTIP Units:

Number of Units
Outstanding as of December 31, 2025	976,563
Granted	—
Exercised	—
Forfeited	—
Outstanding as of March 31, 2026	976,563
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
Total equity-based compensation expense for LTIP Units was approximately $0.9 million for the three months ended March 31, 2026, which is included in cost of services in the consolidated statement of operations. The unamortized compensation cost related to LTIP Units of $12.9 million as of March 31, 2026 is expected to be recognized over a weighted-average period of approximately 4.7 years.
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
The following table summarizes information around Class X Aggregator Units subject to vesting conditions:

Number of Units
Outstanding as of December 31, 2025	44,745,250
Granted	—
Vested	(232,500)
Forfeited	(340,000)
Outstanding as of March 31, 2026	44,172,750
The portion of units subjected to service-based vesting conditions results in incremental compensation expense to be recognized over the requisite service period. The Company incurred $41.1 million of compensation expense for Class X Aggregator Units for the three months ended March 31, 2026, of which $37.5 million was recognized in cost of services and $3.6 million was recognized in sales, general and administrative expenses on the consolidated statement of operations. The unamortized compensation cost related to Class X Aggregator Units of $662.2 million as of March 31, 2026 is expected to be recognized over a weighted-average period of approximately 4.5 years. The grant date weighted average fair value associated with all Class X Aggregator Units was $16.00 per unit. The overall value of the Class X Aggregator Units was derived from the value of the Class A common stock for which the units may be exchanged.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity-based Compensation Expense
The table below reflects the total equity-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of services	$41,226	$—
Sales, general and administrative	4,378	—
Total	$45,604	$—
Note 14. Earnings Per Share
Due to the impact of the Reorganization Transactions, the Company’s capital structure for the period prior to the IPO is not comparable. As a result, the presentation of earnings per share for the periods prior to such transactions is not meaningful and only earnings per share for the period subsequent to the IPO is presented herein.
The Company computes earnings per share (“EPS”) of Class A common stock. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Class A common stock outstanding. The Company’s Class B common stock and RSUs are nonparticipating securities because holders are not entitled to dividends or dividend equivalent payments.
For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted EPS attributable to common stockholders is computed by dividing the resulting net income attributable to common stockholders by the weighted-average number of common stock outstanding, adjusted to give effect to dilutive elements including RSUs and convertible Class X Umbrella Units and LTIP Units to the extent these are dilutive.
The following table presents the calculation of basic and diluted earnings per share for the three months ended March 31, 2026 (in thousands, except share and per share amounts):

Numerator:
Net income	$17,738
Net income attributable to noncontrolling interest	17,244
Net income attributable to Andersen Group Inc. stockholders, basic	$494
Net income attributable to Andersen Group Inc. stockholders, diluted	$494

Denominator:
Weighted average number of shares of Class A common stock outstanding, basic	12,650,000
Effect of dilutive RSUs	1,768,886
Effect of dilutive LTIP Units	395,835
Weighted average number of shares of Class A common stock outstanding, diluted	14,814,721

Earnings per share:
Earnings per share attributable to Class A common stockholders, basic	$0.04
Earnings per share attributable to Class A common stockholders, diluted	$0.03
The effect of the Company’s potentially dilutive Class X Umbrella Units were not included in the calculation of diluted earnings per share as the effect would be anti-dilutive. At March 31, 2026, 97,850,000 Class X Umbrella Units with a potentially dilutive impact were outstanding.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Transactions with Related Parties
Loans and Notes Receivable from Related Parties, Net of Allowance for Credit Losses
Loans and notes receivable due from related parties presented on the consolidated balance sheets include the following (in thousands):

	March 31,	December 31,
	2026	2025
Loans and notes receivable from related parties
Member firm loans	$11,035	$11,035
Employee loans	179	218
Stewardship funds	—	395
Total loans and notes receivable from related parties	$11,214	$11,648
Allowance for credit loss	(10,735)	(10,735)
Total loans and notes receivable from related parties, net of allowance for credit losses	$479	$913
The following table summarizes changes in the allowance for credit loss for loans and notes receivable due from related parties (in thousands):

	March 31,	December 31,
	2026	2025
Balance at beginning of period	$10,735	$8,611
Provision	—	2,664
Write offs	—	(540)
Balance at end of period	$10,735	$10,735
Interest income includes interest earned on loans and notes receivable from related parties and is immaterial for both the three months ended March 31, 2026 and 2025, respectively.
Member Firm Loans
Member firm loans consist of loans made to member firms of Andersen Global. As of March 31, 2026 and December 31, 2025, the Company had notes receivable from non-U.S. member firms of Andersen Global with stated principal values totaling $11.0 million ($0.3 million, net of allowance for credit losses), and stated principal values totaling $11.0 million ($0.3 million, net of allowance for credit losses), respectively. The notes bear interest based on variable rates including: the Applicable Federal Rate (AFR), the Prime rate, and the Secured Overnight Financing Rate (SOFR) plus an applicable margin percentage. The notes have maturities up to ten years.
Employee Loans
The Company has entered into various agreements with certain employees whereby these individuals receive loans which may be either wholly or in part repaid from the distribution of earnings that the individuals receive or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loans. As of March 31, 2026, the Company had notes receivable from employees with stated principal values totaling $0.2 million, net of an immaterial amount to be forgiven in 2027. As of December 31, 2025, the Company had notes receivable from employees with stated principal values totaling $0.2 million, net of $0.2 million to be forgiven in 2026. The fixed rate loans are based on the Applicable Federal Rate with maturity dates up to two years.
Stewardship Funds
During 2021, the Company provided a $2.0 million credit facility to funds formed for the benefit of certain Managing Directors maturing on December 31, 2029, permitting short-term advances up to 30 days with interest payable at the Prime

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rate. As of March 31, 2026, this credit facility was settled. As of December 31, 2025, $0.1 million was due to the Company under this credit facility.
During 2023, the Company provided a $2.0 million credit facility to another fund formed for the benefit of certain Managing Directors maturing on December 31, 2033, permitting short-term advances up to 60 days with interest payable at the Prime rate. As of March 31, 2026, no amounts were outstanding. As of December 31, 2025, $0.3 million was outstanding bearing interest at the prime rate.
Trademark and License Fees
The Company earns trademark and license fees from non-U.S. member firms of Andersen Global. The Company recognized $0.7 million, and $0.8 million in other income, net during the three months ended March 31, 2026 and 2025, respectively.
Historically, the Company was required to distribute a portion of trademark and license fees collected to an entity controlled by an executive of the Company; however, this arrangement was terminated on March 29, 2025, effective immediately, for no consideration. For the three months ended March 31, 2025, the Company incurred $0.1 million in cost of services in the consolidated statements of operations. The Company included $0.1 million in other current liabilities on the consolidated balance sheet as of December 31, 2025, with no comparable amount as of March 31, 2026.
Andersen Global Commitments
In the normal course of business, the Company funds certain global management costs on behalf of Andersen Global and allocates a portion of these costs to be reimbursed by non-U.S. member firms. As of March 31, 2026 and December 31, 2025, amounts due from member firms included in prepaid expenses and other current assets were $5.2 million and $4.3 million, respectively.
As of March 31, 2026 and December 31, 2025 net amounts due from member firms related to license fees and Andersen Global Commitments included in prepaid expenses and other current assets were $2.1 million and $1.3 million, respectively, and reserves related to these receivables were $3.2 million and $3.1 million respectively. Amounts due to member firms included in other current liabilities were $0.8 million and $0.6 million, respectively.
State Tax Payments
The Company remits certain state tax payments on behalf of certain Managing Directors which are recorded as a receivable. The receivable is settled upon the next tax distribution through a withholding from the gross tax distribution otherwise payable to the members. As of March 31, 2026 and December 31, 2025, balances due from related parties included in prepaid expenses and other current assets were $2.7 million and $2.7 million, respectively.
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
Note 16. Commitments and Contingencies
Litigation
The Company has been involved in various legal matters arising out of the ordinary course of business. Management believes such legal matters will not have a material adverse effect on the unaudited condensed consolidated balance sheets or statements of operations of the Company.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Commitments
The Company entered into an agreement to use certain professional services training facilities (“Training Center Agreement”) for a limited number of days per year, which extends through 2030. Sales, general and administrative expenses include approximately $0.4 million and $0.6 million incurred for these services for the three months ended March 31, 2026 and 2025, respectively. The minimum future commitment under the Training Center Agreement is approximately $5.2 million through 2030.
During 2025, the Company signed commitments for software licenses for certain financial accounting systems and cloud hosting services. The contracts require minimum payments through 2031, as follows (in thousands):

Fiscal Year	Minimum Commitments
Remainder of 2026	$3,806
2027	2,023
2028	2,023
2029	2,023
2030	2,023
Thereafter	2,023
Total	$13,921
Note 17. Income Taxes
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
Prior to Andersen Group Inc.’s investment in AT Umbrella LLC, the Company was a multi-member limited liability company taxed as a partnership and generally not subject to U.S. federal and state taxes. However, certain state and local jurisdictions impose an entity level income tax and these amounts are reflected as income taxes in the consolidated financial statements. Each member of the limited liability company is responsible for reporting and paying income tax on their share of income or loss to the extent required by federal and state income tax regulations.
In calculating the provision for interim income taxes in accordance with ASC Topic 740, Income Taxes, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The Company also records the tax impact of certain discrete, unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effects of changes in tax laws or rates on deferred tax balances, in the interim period in which they occur.
For the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $2.8 million and $4.1 million, respectively on pre-tax income of $20.6 million and $54.7 million respectively.
The Company’s effective tax rate for the three months ended March 31, 2026 was 13.7% compared to 7.5% for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 differed from the U.S. statutory rate of 21% primarily due to non-controlling interest as Andersen Group Inc. is only subject to income tax on its allocable share of partnership income from AT Umbrella LLC and state and local income taxes. The effective tax rate for the three months ended March 31, 2025 differed from the U.S. statutory rate of 21% primarily related to income not subject to entity level tax as the Company is taxed as a partnership, compensation expense recorded for accounting purposes related to profit interest units that are not deductible for tax purposes and certain state and local entity level taxes.
The Company regularly assesses the need for a valuation allowance related to its deferred tax assets. In making such assessment, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

its deferred tax assets will not be realized. As of March 31, 2026, the Company continued to conclude that substantially all of its investment in AT Umbrella LLC is not realizable on a more-likely-than-not basis as the investment in AT Umbrella LLC is capital in nature.
Note 18. Segment Reporting
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
The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s net income or loss. The measure is used to benchmark the Company's results against forecasts. The table below shows a reconciliation of the Company’s net income, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net income or loss in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$240,746	$208,067
Operating expenses:
Personnel costs	175,685	115,911
Non-personnel and other operating costs(1)	38,707	37,414
Depreciation and amortization	2,274	2,095
Total operating expenses	$216,666	$155,420
Total operating income	$24,080	$52,647
Interest income	1,879	1,200
Interest expense	(6,234)	(143)
Other income, net	826	1,002
Income before taxes	$20,551	$54,706
Income tax expense	2,813	4,130
Net income	$17,738	$50,576

(1)Non-personnel and other operating costs primarily include the provision for credit losses and costs such as occupancy, business development, training, recruiting, and annual discretionary bonus compensation.
Assets provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents, and financial instruments owned, reduced by current liabilities.
Substantially all long-lived assets are maintained in, and the majority of income and losses are attributable to the United States of America.
Note 19. Subsequent Events
Capital Account and Holdover Notes
After the reporting date, in April 2026, the Company pre-paid its Capital Account Notes and Holdover Note obligations in the amount of $19.4 million and made a quarterly scheduled payment of $4.2 million, see Note 9, "Long-Term Debt-Capital Account Notes" and Note 9, “Long-Term Debt-Holdover Note” for additional information.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions
After the reporting date of March 31, 2026, the Company effected distributions to its pre-IPO owners in an aggregate amount of $12.8 million, related to undistributed capital and allocated income declared payable prior to the Reorganization Transactions. The Company also made a tax distribution to Aggregator in the amount of $11.2 million.
Inorganic Growth
In May 2026, the Company announced it closed the acquisition of tax firms in Ireland and New Zealand, a tax firm and a consulting firm in Nigeria, and a tax firm and a law firm in Uruguay, expanding its presence across key developed and high-growth markets as it continues to scale its global platform.
Due to the limited amount of time since the dates of the closed acquisitions, the initial accounting for the business combinations is incomplete, and therefore the Company is unable to disclose the information required by ASC 805, Business Combinations. The Company will include relevant disclosures as required in the second quarter of 2026.
In addition, Andersen signed agreements for the acquisition of a tax firm in Switzerland and a business combination in Canada, both expected to close in the third quarter of 2026, subject to the satisfaction of certain closing conditions.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise required, references in this Quarterly Report on Form 10-Q to "Andersen", "we", "us", and "our" shall mean Andersen Group Inc. and its subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at March 31, 2026 and December 31, 2025, results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in Part I, Item 1A. "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Refer to the Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of our business and strategies as well as factors that currently impact our operations.
Recent Developments
Inorganic Growth Opportunities
Andersen’s relationships with over 400 Andersen Global and Andersen Consulting member and collaborating firms provide opportunities for domestic and international expansion through closer partnerships and, future acquisitions and future business combinations. In May 2026, the Company announced it closed the acquisition of tax firms in Ireland and New Zealand, a tax firm and a consulting firm in Nigeria, and a tax firm and a law firm in Uruguay, expanding its presence across key developed and high-growth markets as it continues to scale its global platform. In addition, Andersen signed agreements for the acquisition of a tax firm in Switzerland and a business combination in Canada, both expected to close in the third quarter of 2026, subject to the satisfaction of certain closing conditions.
Executive Summary
Revenue for the three months ended March 31, 2026 was $240.7 million, representing 15.7% year-over-year growth, driven by strong execution and continued demand across our core markets, as compared with $208.1 million of revenue for the three months ended March 31, 2025. Growth in 2026 was supported by client growth, higher volume and service line expansion. There were no large one-time 2026 revenue items, and all of our service lines grew revenues in the three months ended March 31, 2026 as compared with the three months ended March 31, 2025.

Key Financial and Operational Metrics
We monitor the following key financial and business metrics to evaluate our business, measure our performance and make strategic decisions:

	Three Months Ended March 31,
	2026	2025
Revenue:
Revenue (in thousands)	$240,746	$208,067
Clients:
Client groups	10,870	10,500
Client engagements	18,970	18,600
People Metrics:
Employees	2,271	2,209
Revenue and Components of Revenue
We generate our revenue from providing tax and financial advisory services to our clients. During the three months ended March 31, 2026 and 2025, the substantial majority of our revenue was generated on a time and materials basis and, to a lesser extent, on a fixed fee basis and contingent fee basis. In the future, our revenue and profitability could vary materially depending on changes in the nature of services provided, as well as the stage of performance at which the right to receive fees is finally determined. We provide services in four primary areas:
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
During the three months ended March 31, 2026, our revenue increased by 15.7% to $240.7 million from $208.1 million during the three months ended March 31, 2025. Revenue consists of professional services revenue and reimbursable expenses, which primarily include travel and out-of-pocket costs that are billable to clients.
Revenue by Service Line
We have built a multidimensional independent advisory firm with the ability to provide differentiated services across tax and financial services to address our clients’ most complex challenges. This is reflected in the revenue contribution of our services lines:

	Three Months Ended March 31,
	2026	2025
Private Client Services	51.2%	50.1%
Business Tax Services	33.5%	34.4%
Alternative Investment Funds	10.4%	10.7%
Valuation Services	4.9%	4.8%
The percentage of revenue by service line has largely remained stable over the past five years.

Revenue by Geographic Region
Since our founding, we have expanded our geographic reach across the United States, serving clients from 27 offices as of March 31, 2026. While our offices are primarily situated in major metropolitan areas, our expansive presence across the United States allows us to adapt to regional market fluctuations and capitalize on localized opportunities. Geographic revenue contribution is derived from the assigned office of each employee working on an engagement. This regional allocation typically aligns with the region in which the client is located, but in some cases, the client may be in a region different from the location of the office or employees.
Revenue by U.S. region was:

	Three Months Ended March 31,
	2026	2025
East	42.1%	39.8%
Central	16.4%	17.0%
West	41.5%	43.2%
Clients
Client groups will often comprise multiple client engagements with different entities or individuals, such as multiple subsidiaries of an entity, multiple principals within a single private equity fund or multiple individuals or trusts within a single wealthy family. Across our client groups, we had over 18,970 client engagements during the three months ended March 31, 2026, representing an increase of approximately 2% from the over 18,600 client engagements we served during the three months ended March 31, 2025.
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
People Metrics
Compensation represents the largest portion of our operating expenses. As a result, we monitor our total number of employees and growth in employees:

	Three Months Ended March 31,
	2026	2025
Managing Directors	323	312
Non-Managing Directors	1,948	1,897
Total Employees	2,271	2,209
Our workforce, which excludes temporary staff, consists of predominantly client serving professionals, and grew to 2,271 total employees as of March 31, 2026. During the three months ended March 31, 2026, attrition, excluding involuntary terminations, increased by 1.5% to 15.7% from 14.2% during the three months ended March 31, 2025.
As of March 31, 2026, our workforce had a balanced distribution of tenure, reflecting a blend of experienced professionals and newer talent. Our 2,271 total employees included 323 Managing Directors as of March 31, 2026.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our financial measures prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which include EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Net Income Margin ("Non-GAAP Financial Measures"). We believe that the Non-GAAP Financial Measures, when taken collectively, may be helpful to investors because they provide consistency and comparability with past financial performance. We also believe that the Non-GAAP Financial Measures can enhance an investor’s understanding of our financial and operating performance from period to period, because they exclude certain items relating to income tax expense, interest, depreciation and amortization, equity-based compensation, and transaction costs which are not necessarily reflective of our ongoing operations and performance. However, the Non-GAAP Financial Measures are presented for supplemental informational purposes only, have limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin include that they exclude certain tax payments that may reduce cash available to us, do not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future, and do not reflect changes in, or cash requirements for, our working capital needs. Some of the limitations of Adjusted Net Income and Adjusted Net Income Margin include that they exclude the impact of expenses related to transaction activities, certain equity restructuring expenses and certain components of equity-based compensation.
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
The following table summarizes the Non-GAAP Financial Measures (along with the most directly comparable GAAP measures) for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net Income	$17,738	$50,576
Adjusted Net Income(1)	62,858	55,228
EBITDA(1)	27,180	55,744
Adjusted EBITDA(1)	72,300	57,177
Revenue	240,746	208,067
Net Income Margin	7.4%	24.3%
Adjusted Net Income Margin(1)	26.1%	26.5%
Adjusted EBITDA Margin(1)	30.0%	27.5%

(1)These are non-GAAP financial measures. See below for a reconciliation to the most directly comparable GAAP financial measure.
Adjusted Net Income and Adjusted Net Income Margin
We define Adjusted Net Income as net income plus expenses related to transaction activities, including costs related to planned mergers, acquisitions, and business combinations, non-recurring equity restructuring costs and non-cash equity-based compensation expense associated with equity interests that were issued in anticipation of, and in connection with, the IPO. We define Adjusted Net Income Margin as Adjusted Net Income divided by revenue. We believe Adjusted Net Income and Adjusted Net Income Margin enhance an investor’s understanding of our financial and operating performance because they exclude transaction-related costs allowing for greater transparency into what measures we use in operating our business and measuring our performance. In addition, these measures enable comparison of financial trends and results between periods. The following table reflects the reconciliation of net income to Adjusted Net Income and Adjusted Net Income Margin for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net Income	$17,738	$50,576
Transaction costs(1)	4,049	1,433
Equity-based compensation associated with vesting of Class X Aggregator Units(2)	41,071	—
Income tax effect of adjustments	—	3,219
Adjusted Net Income	$62,858	$55,228
Revenue	240,746	208,067
Net Income Margin	7.4%	24.3%
Adjusted Net Income Margin	26.1%	26.5%

(1)Transaction costs include certain legal, accounting and consulting costs incurred related to planned mergers, acquisitions, and business combinations during the three months ended March 31, 2026 and certain legal, accounting and consulting costs incurred for public company readiness not eligible for capitalization and related to the planned restructuring during the three months ended March 31, 2025.
(2)Equity-based compensation expense associated with the vesting of Class X Aggregator Units consists of non-cash expenses associated with the vesting of Class X Aggregator Units, which were part of the Reorganization Transactions and described in Note 13, “Equity-based Compensation—Class X Aggregator Units” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. We recognized $37.5 million of non-cash equity-based compensation expense associated with Class X Aggregator Units in cost of services and $3.6 million in sales, general and administrative expense during the three months ended March 31, 2026.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
We define EBITDA as net income plus income tax expense, interest expense, and depreciation and amortization less interest income. We define Adjusted EBITDA as EBITDA with adjustments to exclude results from expenses related to transaction activities, including costs related to planned mergers, acquisitions, and business combinations and non-cash equity-based compensation expense associated with equity interests that were issued in anticipation of, and in connection with, the IPO. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. The following table is a reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net Income	$17,738	$50,576
Interest income	(1,879)	(1,200)
Interest expense	6,234	143
Depreciation and amortization	2,274	2,095
Income tax expense	2,813	4,130
EBITDA	27,180	55,744
Transaction costs(1)	4,049	1,433
Equity-based compensation associated with vesting of Class X Aggregator Units(2)	41,071	—
Adjusted EBITDA	72,300	57,177
Revenue	240,746	208,067
Net Income Margin	7.4%	24.3%
Adjusted EBITDA Margin	30.0%	27.5%

(1)Transaction costs include certain legal, accounting and consulting costs incurred related to planned mergers, acquisitions, and business combinations during the three months ended March 31, 2026 and certain legal, accounting and consulting costs incurred for public company readiness not eligible for capitalization and related to the planned restructuring during the three months ended March 31, 2025.

(2)Equity-based compensation expense associated with the vesting of Class X Aggregator Units consists of non-cash expenses associated with the vesting of Class X Aggregator Units, which were part of the Reorganization Transactions and described in Note 13, “Equity-based Compensation—Class X Aggregator Units” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. We recognized $37.5 million of non-cash equity-based compensation expense associated with Class X Aggregator Units in cost of services and $3.6 million in sales, general and administrative expense during the three months March 31, 2026.
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
Equity-Based Compensation
In connection with the IPO and the Reorganization Transactions, we incurred substantial equity-based compensation expense with respect to (1) RSUs and Aggregator LTIP Units that we granted in connection with the IPO, (2) the exchange of the profits interest units granted in 2025 for unvested Class X Aggregator Units as part of the Reorganization Transactions, and (3) the exchange of Management Holdco units for unvested Class X Aggregator Units as part of the Reorganization Transactions. We expect to incur equity-based compensation expense with respect to equity-based awards we intend to grant in the future, including RSUs under our equity incentive plan and Aggregator LTIP Units. Our equity-based compensation is described further in Note 13, “Equity-based Compensation” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Depreciation and Amortization
Depreciation and amortization primarily consist of depreciation and amortization of our property and equipment, software and acquired intangible assets.
Interest Income
Interest income consists of interest earned on cash and cash equivalent balances, investments in held-to-maturity debt securities, and notes receivable from related parties.

Interest Expense
Interest expense consists primarily of interest related to the CA Notes and the HO Note. We expect to incur lower interest expense in the future related to the CA Notes and the HO Note as principal amounts are paid down.
Other Income, Net
Other income, net consists primarily of sublease income and license fee income.
Income Tax Expense
Income tax expense consists primarily of current and deferred income tax.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest reflects the income earned or loss incurred attributable to the equity interest Aggregator has in our AT Umbrella LLC subsidiary. See Note 1, “Organization and Business Description” and Note 2, "Summary of Significant Accounting Policies" to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further information. Net income attributable to Andersen Group Inc. represents the income attributable to the shareholders of Andersen Group Inc.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our consolidated results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	($ in thousands)
Revenue	$240,746	$208,067	$32,679	15.7%
Operating expenses:
Cost of services (excluding depreciation and amortization)	166,381	117,963	48,418	41.0
Sales, general and administrative	48,011	35,362	12,649	35.8
Depreciation and amortization	2,274	2,095	179	8.5
Total operating expenses	216,666	155,420	61,246	39.4
Operating income	24,080	52,647	(28,567)	(54.3)
Interest income	1,879	1,200	679	56.6
Interest expense	(6,234)	(143)	(6,091)	4,259.4
Other income, net	826	1,002	(176)	(17.6)
Income before income tax expense	20,551	54,706	(34,155)	(62.4)
Income tax expense	2,813	4,130	(1,317)	(31.9)
Net income	$17,738	$50,576	$(32,838)	(64.9)%
Less: net income attributable to noncontrolling interests	$17,244
Net income attributable to Andersen Group Inc.	$494

The following table sets forth our consolidated results of operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Operating expenses:
Cost of services (excluding depreciation and amortization)	69.1	56.7
Sales, general and administrative	19.9	17.0
Depreciation and amortization	0.9	1.0
Total operating expenses	89.9	74.7
Operating income	10.1	25.3
Interest income	0.8	0.6
Interest expense	(2.6)	(0.1)
Other income, net	0.3	0.5
Income before income tax expense	8.6	26.3
Income tax expense	1.2	2.0
Net income	7.4%	24.3%
Less: net income attributable to noncontrolling interests	7.2
Net income attributable to Andersen Group Inc.	0.2%
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
	($ in thousands)
Revenue	$240,746	$208,067	$32,679	15.7%
Our revenue during the three months ended March 31, 2026 increased by $32.7 million, or 15.7%, to $240.7 million, compared to $208.1 million during the three months ended March 31, 2025. Revenue growth was broad-based across all service lines, driven by client additions, higher volume, and service line expansion during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
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
Operating Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	($ in thousands)
Cost of services (excluding depreciation and amortization)	$166,381	$117,963	$48,418	41.0%
Sales, general and administrative	48,011	35,362	12,649	35.8
Depreciation and amortization	2,274	2,095	179	8.5
Total operating expenses	$216,666	$155,420	$61,246	39.4%
Cost of services
Our cost of services during the three months ended March 31, 2026 increased by $48.4 million, or 41.0%, to $166.4 million compared to $118.0 million during the three months ended March 31, 2025. The increase in cost of services was primarily attributable to $41.2 million in non-cash equity-based compensation in the first quarter of 2026 resulting from new Class X Umbrella Units, LTIP Units and RSUs granted in connection with the IPO and Reorganization Transactions. Other personnel costs increased by $7.3 million as our headcount scaled to meet higher demand for our services. Cost of services as a percentage of revenue increased period-over-period from 56.7% during the three months ended March 31, 2025 to 69.1% for the three months ended March 31, 2026.
Sales, general and administrative
Our sales, general and administrative expenses during the three months ended March 31, 2026 increased by $12.6 million, or 35.8%, to $48.0 million compared to $35.4 million during the three months ended March 31, 2025. The increase was primarily related to equity-based compensation costs of $4.4 million resulting from grants of equity-based units in connection with the IPO in December 2025, as well as a $2.2 million increase in salaries and related expenses in connection with our increased headcount year-over-year. We also incurred $1.3 million in increased technology expenses as a result of additional software which was implemented to adhere to various regulatory requirements in connection with the IPO. Sales, general and administrative costs as a percentage of revenue increased period-over-period from 17.0% for the three months ended March 31, 2025 to 19.9% for the three months ended March 31, 2026.
Depreciation and amortization
Our depreciation and amortization expenses during the three months ended March 31, 2026 increased by $0.2 million or 8.5%, to $2.3 million compared to $2.1 million during the three months ended March 31, 2025. Depreciation and amortization costs as a percentage of revenue remained relatively consistent period-over-period at 0.9% compared to 1.0%.
Interest Income

	Three Months Ended March 31,		Change
	2026	2025	$	%
	($ in thousands)
Interest income	$1,879	$1,200	$679	56.6%
Interest income during the three months ended March 31, 2026 increased by $0.7 million, or 56.6%, to $1.9 million, compared to $1.2 million during the three months ended March 31, 2025. The increase was primarily driven by increased interest from money market funds.
Interest Expense

	Three Months Ended March 31,		Change
	2026	2025	$	%
	($ in thousands)
Interest expense	$6,234	$143	$6,091	4,259.4%
Interest expense for the three months ended March 31, 2026 was approximately $6.2 million, and was $0.1 million for the three months ended March 31, 2025. The increase was attributable to the CA Notes and HO Note incurred in connection with the IPO and Reorganization Transactions described in Note 1, “Organization and Business Description” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Other Income, Net

	Three Months Ended March 31,		Change
	2026	2025	$	%
	($ in thousands)
Other income, net	$826	$1,002	$(176)	(17.6)%
Other income, net during the three months ended March 31, 2026 decreased by $0.2 million, or 17.6%, to $0.8 million, compared to $1.0 million during the three months ended March 31, 2025.

Income Tax Expense

	Three Months Ended March 31,		Change
	2026	2025	$	%
	($ in thousands)
Income tax expense	$2,813	$4,130	$(1,317)	(31.9)%
For the three months ended March 31, 2026 and 2025, we recorded an income tax provision of $2.8 million and $4.1 million, respectively on pre-tax income of $20.6 million and $54.7 million respectively. Our effective tax rate for the three months ended March 31, 2026 was 13.7% compared to 7.5%, for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 differed from the U.S. statutory rate of 21.0% primarily due to non-controlling interest as Andersen Group Inc. is only subject to income tax on its allocable share of partnership income from AT Umbrella LLC and state and local income taxes. The effective tax rate for the three months ended March 31, 2025 differed from the U.S. statutory rate of 21.0% primarily related to income not subject to entity level tax as we were taxed as a partnership and compensation expense recorded for accounting purposes related to profit interest units that are not deductible for tax purposes and certain state and local entity level taxes.
As of March 31, 2026, our conclusion regarding the realizability of our US deferred tax assets did not change and we continued to conclude that substantially all of its investment in AT Umbrella LLC is not realizable on a more-likely-than-not basis as the investment in AT Umbrella LLC is capital in nature.
Net Income Attributable to Noncontrolling Interest
The net income attributable to the noncontrolling interest of AT Umbrella LLC for the three months ended March 31, 2026 was $17.2 million, which is 88.6% of the earnings of AT Umbrella LLC for the three months ended March 31, 2026.
Liquidity and Capital Resources
Historically, we have generated sufficient cash to fund our operations, capital expenditures and discretionary funding needs through cash generated from our operating activities. As of March 31, 2026, cash and cash equivalents were $206.8 million and investments in treasury securities were $5.1 million.
Our expected liquidity needs may be impacted by discretionary investments, acquisitions and business combinations that we could pursue in the future. However, we could raise additional funds through public or private debt or equity financings in the future to, among other things:
•purchase, redeem or exchange shares;
•pay dividends;
•acquire businesses;
•expand geographically; or
•invest in developing new services.
We believe that our existing cash and cash equivalents, cash flows from operations and the net proceeds from the IPO will be sufficient to meet our current and longer-term working capital, investments and other general corporate funding requirements. Substantially all of our cash is held in the United States where there are no significant regulatory restrictions or material tax effects on the free flow of funds among entities in our corporate structure.
Our working capital management primarily relates to trade accounts receivable, accounts payable, and incentive-based compensation and other assets typically related to activities in the normal course of our business operations. At any specific point in time, working capital is subject to many variables, including seasonality and the timing of cash receipts and payments.
Tax Receivable Agreement
In connection with the Reorganization Transactions, the Company entered into a Tax Receivable Agreement (TRA) with certain pre-IPO owners. Under the TRA, we are required to pay to Aggregator 85% of the cash tax savings, if any, that we realize or are deemed to realize as a result of (i) increases in tax basis of AT Umbrella LLC’s assets resulting from purchases or exchanges of Class X Umbrella Units for our Class A common stock and (ii) certain other tax benefits, including payments made under the TRA. The TRA includes assumptions that may result in payments exceeding actual tax savings.
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
We have not yet incurred a liability in connection with the TRA.
Distributions
During the three months ended March 31, 2026, we paid distributions to the Aggregator of $18.1 million related to members' tax obligations, members’ undistributed capital and allocated income prior to the IPO and Reorganization Transactions.
The AT Umbrella LLC Agreement requires cash distributions to the holders of economic interests in AT Umbrella LLC (including holders of Class X Umbrella Units, LTIP Units, the CA Notes and the HO Note) for purposes of funding their (or in the case of Aggregator, its members’) tax obligations in respect of the taxable income of AT Umbrella LLC that is allocated to them. During the three months ended March 31, 2026, AT Umbrella LLC paid distributions to Aggregator of $6.3 million in satisfaction of member tax liabilities.
Promissory Notes
In connection with the Reorganization Transactions, AT Umbrella LLC issued two types of promissory notes to Aggregator representing (1) the HO Note and (2) the CA Notes. The HO Note were issued at an initial principal amount of $162.3 million and accrues interest at 7.63% payable over eight years. The CA Notes were issued at an aggregate initial principal amount of $187.8 million and accrue interest between 6.31% to 7.50% payable over two to seven years. See Note 9, “Long-Term Debt” and Note 19, "Subsequent Events" to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further information.
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
As of March 31, 2026, the Credit Agreement included a sublimit of $5.0 million for standby letters of credit. Borrowings under the Credit Agreement bear interest at the Prime rate with a floor of 5.0%. As of each March 31, 2026 and December 31, 2025, we had outstanding standby letters of credit of $1.3 million. We had no cash borrowings under the Credit Agreement as of March 31, 2026 or December 31, 2025. Our outstanding letter of credit is subject to a commitment fee of 1.5% per annum.
The Credit Agreement includes certain financial and liquidity covenants, which require us to maintain a net after tax profit of not less than $1.00 each year; prohibit us from having certain indebtedness outstanding, subject to certain exceptions; require us to maintain unencumbered liquid assets (other than the security interest granted to the lender) equal to at least (i) the sum of all outstanding indebtedness under the Credit Agreement (collectively, the Liquidity Indebtedness) and (ii) 1.25 times the aggregate amount of all Liquidity Indebtedness; and prohibit us from loaning money to any person, subject to certain exceptions including loans to employees and to member firms of Andersen Global, so long as each such loan is on arm’s length terms and (i) matures within seven years, and does not have an outstanding principal balance in excess of $1,000,000 individually or $5,000,000 in the aggregate for loans to employees and (ii) matures within eleven years and does not have an outstanding principal balance in excess of $10,000,000 individually or $15,000,000 in the aggregate for loans to any member firm of Andersen Global. During the three months ended March 31, 2026 and 2025, the Company had no uncured events of default with respect to the financial covenants required by the Credit Agreement.
See Note 9, “Long-Term Debt” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further information.
Cash Flows for the Three Months Ended March 31, 2026 and 2025
Cash flows from operating, investing and financing activities for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(3,867)	$11,227	$(15,094)	(134.4)%
Net cash flows (used in) provided by investing activities	(395)	8,134	(8,529)	(104.9)
Net cash flows used in financing activities	(39,204)	(12,136)	(27,068)	223.0
Change in cash and cash equivalents	$(43,466)	$7,225
Operating Activities
Net cash flows used in operating activities were $3.9 million during the three months ended March 31, 2026 compared to net cash flows provided by operating activities of $11.2 million during the three months ended March 31, 2025, a decrease of $15.1 million. The decrease was driven by a decrease in net income during the three months ended March 31, 2026 to $17.7 million compared to $50.6 million during the three months ended March 31, 2025, which was offset by net inflows from non-cash equity based compensation of $45.6 million for the three months ended March 31, 2026. The decrease in net cash flows was also driven by increased outflows from operating assets and liabilities, primarily attributable to an increase in accounts receivable of $91.4 million for the three months ended March 31, 2026 due to revenue growth compared to an increase in accounts receivable of $64.0 million during the three months ended March 31, 2025.
Investing Activities
Net cash flows used in investing activities were $0.4 million during the three months ended March 31, 2026 compared to net cash provided by investing activities of $8.1 million during the three months ended March 31, 2025, a decrease of $8.5 million. The decrease was primarily driven by a decrease in proceeds from held-to-maturity debt securities due to the lower balances carried in these investments during the three months ended March 31, 2026.
Financing Activities
Net cash flows used in financing activities were $39.2 million during the three months ended March 31, 2026 compared to $12.1 million during the three months ended March 31, 2025, an increase of $27.1 million. Distributions increased during the three months ended March 31, 2026 to $24.4 million compared to $11.3 million during the three months ended March 31, 2025 due to an increase in distributions paid to Aggregator after the Reorganization Transactions and distributions paid to Aggregator in satisfaction of member tax liabilities. The increase was also driven by principal payments of $13.6 million on the CA Notes and the HO Note during the three months ended March 31, 2026.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in the Critical Accounting Estimates section in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, there have been no material changes to our critical accounting estimates.

Contractual Obligations and Commitments
Operating Leases
Our operating lease commitments include corporate office space. As of March 31, 2026, we had fixed lease payment obligations of $144.2 million, with $6.9 million to be paid during the remainder of 2026 and the remainder thereafter.
Andersen Global Commitments
Management of Andersen Global has established a program to allocate certain global management, business development and other costs to its member firms. We fund these costs on behalf of Andersen Global and allocate a portion to be reimbursed by non-U.S. member firms. Our sales, general and administrative expenses in the unaudited condensed consolidated statements of operations include amounts for our share of cost allocations for Andersen Global with respect to global business development initiatives. As of March 31, 2026 and December 31, 2025, amounts due from member firms related to the program included in prepaid expenses and other current assets were $5.2 million and $4.3 million, respectively, and amounts due to member firms related to the program included in other current liabilities were $0.8 million and $0.6 million, respectively. See Note 15, “Transactions with Related Parties—Andersen Global Commitments” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional details.
Other Commitments
We are party to an agreement to use certain professional services training facilities (the Training Center Agreement) for a limited number of days per year. The minimum future commitment as of March 31, 2026 under the Training Center Agreement is approximately $5.2 million through 2030.
During 2024 and 2025, we signed commitments for software licenses for certain financial accounting systems and cloud hosting services. The contracts require minimum payments of $13.9 million through 2031.
See Note 16, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional details on our commitments.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures About Market Risk section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission on March 27, 2026.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rule 13a‑15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the material weaknesses described in Part II, “Item 9A “Controls and Procedures” in the 2025 Annual Report on Form 10-K, which continue to exist as of March 31, 2026. For additional information on our disclosure controls and procedures, reference the sections titled "Previously Reported Material Weaknesses in Internal Control Over Financial Reporting" and "Efforts to Address Previously Identified Material Weaknesses" in Part II, Item 9A “Controls and Procedures” of the 2025 Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Emerging Growth Company Status
We are an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, and therefore are not required to provide an attestation report of our independent registered public accounting firm on internal control over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act of 2002.

PART II
Item 1.Legal Proceedings
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business that cover a wide range of matters, including errors and omissions, intellectual property, data privacy and data protection, torts, securities, labor and employment and contractual rights.
Although the results of the actual and threatened legal proceedings, claims, investigations and government inquiries in which we currently are involved cannot be predicted with certainty, we do not believe that there is a reasonable possibility that the final outcome of these matters will have a material adverse effect on our business or financial results. Regardless of the outcome, however, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our reputation and brand and other factors. For additional information on risks relating to litigation, reference Part I, Item 1A "Risk Factors—Risks Related to Our Business, Operations and Industry"—If we were to be held liable for alleged errors, omissions, illegal practices or other misconduct in providing our services to clients, our brand and reputation could be harmed and we could incur significant costs, which may exceed available insurance, if any, and which could harm our business” and "Risk Factors—Risks Related to Our Business, Operations and Industry"—Adverse judgments or settlements in legal disputes could result in monetary damages or injunctive relief that could damage our reputation and materially affect our results of operations” in the Company's 2025 Annual Report on Form 10-K.
Item 1A.Risk Factors
For a discussion of the risk factors affecting the Company, see Risk Factors in Part I, Item 1A of the 2025 Annual Report on Form 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2026, we entered into a definitive agreement for a business combination with one member firm located in the strategically important area of Canada (the “Canada Transaction”). In May 2026, the Company announced it closed the acquisition of tax firms in Ireland and New Zealand, a tax firm and a consulting firm in Nigeria, and a tax firm and a law firm in Uruguay, expanding its presence across key developed and high-growth markets as it continues to scale its global platform ("Closed Transactions"). In addition, in May 2026, Andersen signed an agreement for the acquisition of a tax firm in Switzerland. Andersen’s previously announced definitive agreement for a business combination in Canada and the Switzerland acquisition are both expected to close in the third quarter of 2026, subject to the satisfaction of certain closing conditions. As consideration for the Closed Transactions, we issued a total of 822,214 shares of Class A common stock, and expect to issue approximately 108,517 shares of Class A common stock for the Canada Transaction and we expect to issue approximately 32,566 shares of Class A common stock for the Switzerland acquisition (the “Consideration Shares”). The Consideration Shares were valued at $27.8 million for accounting purposes. The initial accounting for the Acquisitions and Business Combinations are incomplete as a result of the timing of these transactions. For more detail regarding these transactions, see Note 19 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The sale and issuance of the Consideration Shares were made pursuant to transactions not involving an underwriter, and were not or will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), as applicable, in reliance upon Regulation S of the Securities Act.
Use of Proceeds from Public Offering of Class A Common Stock
On December 18, 2025, we closed our IPO in which we issued and sold 12,650,000 shares of our Class A common stock, which included the exercise in full by the underwriters of their option to purchase 1,650,000 shares of Class A common stock at a public offering price of $16.00 per share. We received net proceeds of $188.2 million, net of underwriting discounts and commissions of $14.2 million, but before deducting offering costs of $9.9 million.
We currently intend to use the net proceeds from our IPO (including net proceeds received if the underwriters exercise their over-allotment option in full) to acquire a number of newly issued Class X Umbrella Units equal to the number of shares of Class A common stock issued in this offering from AT Umbrella LLC, at a purchase price per Class X Umbrella Unit equal to the initial public offering price of Class A common stock after deducting underwriting discounts and commissions. We currently intend to cause AT Umbrella LLC to use the proceeds it receives from the sale of Class X Umbrella Units to us to pay fees and expenses of approximately $9.6 million in connection with this offering and the reorganization transactions and for other general corporate purposes. We also intend to cause AT Umbrella LLC to use the net proceeds for investments in technology, infrastructure, training and strategic acquisitions of, or investments in, other businesses or technologies that we believe will complement our current business and expansion strategies, although we do not currently have any agreements or commitments for any specific material acquisitions or investments. Pending other use of the net proceeds from this offering, we intend to invest the net proceeds of our IPO in a variety short-term, interest-bearing, investment-grade securities and government securities.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
None.
Item 5.Other Information
Trading Arrangements
During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amendment No. 1 to the Limited Liability Company Agreement of AT Umbrella LLC dated March 24, 2026	10-K	001-43014	10.3	March 27, 2026
10.2	(I) Extension, Amendment and Limited Conditional Waiver to Second Amended and Restated Loan Agreement and (II) Joinder to and Modification of Guaranty and Security Agreements dated February 13, 2026 by and between Andersen Tax LLC as Borrower and the lender party thereto.	10-K	001-43014	10.25	March 27, 2026
10.3	Offer Letter, by and between the Registrant and Susan Decker.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)					X

+ Indicates management contract or compensatory plan.
* The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andersen Group Inc.

May 12, 2026	By:	/s/ Mark Vorsatz
Mark Vorsatz
Chief Executive Officer and Chairman
(Principal Executive Officer)

May 12, 2026	By:	/s/ Neal Livingston
Neal Livingston
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)