Form 10-Q
period 2026-06-30
Andersen Group Inc.
filed 2026-08-12
CIK 2065708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2026, there were 13,613,285 shares of the registrant’s Class A common stock, par value $0.0001 and 99,375,168 shares of the registrant’s Class B common stock, par value $0.0001, outstanding.

TABLE OF CONTENTS

		Page
	Special Note Regarding Forward-Looking Statements	2

PART I
Item 1.	Financial Statements	4
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	4
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025	6
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)/Members' Equity for the three and six months ended June 30, 2026 and 2025	7
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025	9
	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	57

PART II
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Mine Safety Disclosures	59
Item 5.	Other Information	59
Item 6.	Exhibits	60
Signatures		62

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
•the effects of natural disasters, pandemics, man-made problems, and similar events on our business;
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

PART I
Item 1.Financial Statements
ANDERSEN GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2026 AND DECEMBER 31, 2025
(in thousands, except par value and share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$175,631	$250,280
Accounts receivable, net of allowance for credit losses of $3,977 and $1,676, respectively	189,371	123,418
Loans and notes receivable from related parties, net of allowance for credit losses of $2,887 and $2,513, respectively	302	473
Investments in held-to-maturity debt securities, current	2,070	8,179
Prepaid expenses and other current assets	38,067	29,688
Total current assets	405,441	412,038
Loans and notes receivable from related parties, net of allowance for credit losses of $3,922 and $8,222, respectively	990	440
Property and equipment, net	44,389	35,695
Operating lease right-of-use assets	79,864	82,104
Intangible assets, net	6,226	2,543
Goodwill	32,326	30,078
Other assets	2,251	2,242
Total assets	$571,487	$565,140
Liabilities, redeemable noncontrolling interest and stockholders' equity (deficit)
Current liabilities:
Accounts payable and other accrued expenses	$14,601	$11,998
Accrued payroll and benefits	43,376	46,332
Deferred revenue	34,880	12,522
Distributions payable to related parties	10,886	52,745
Operating lease liabilities, current	9,686	3,958
Notes payable to related parties, current portion	55,391	62,340
Other current liabilities	16,643	5,912
Total current liabilities	185,463	195,807
Operating lease liabilities, noncurrent	103,374	106,448
Notes payable to related parties, less current portion	245,843	287,745
Other liabilities	5,353	3,517
Total liabilities	540,033	593,517
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest (Note 10)	—	106,354
Stockholders' equity (deficit):
Preferred stock, par value $0.0001 per share: 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, par value $0.0001 per share: 1,000,000,000 shares authorized, 13,472,214 shares and 12,650,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, par value $0.0001 per share: 300,000,000 shares authorized, 99,415,168 and 99,166,563 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	10	10
Additional paid-in-capital	6,215	—

Accumulated deficit	(781,509)	(134,742)
Total stockholders' deficit attributable to Andersen Group Inc.	(775,283)	(134,731)
Noncontrolling interest (Note 10)	806,737	—
Total stockholders' equity (deficit)	31,454	(134,731)
Total liabilities, redeemable noncontrolling interest and stockholders' equity (deficit)	$571,487	$565,140
See accompanying notes to unaudited condensed consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$217,658	$175,991	$458,404	$384,058
Operating expenses:
Cost of services (excluding depreciation and amortization)	173,554	225,243	339,935	343,206
Sales, general and administrative	50,504	53,879	98,515	89,241
Depreciation and amortization	2,522	2,036	4,796	4,131
Total operating expenses	226,580	281,158	443,246	436,578
Operating (loss) income	(8,922)	(105,167)	15,158	(52,520)
Interest income	1,497	1,030	3,376	2,230
Interest expense	(5,887)	(104)	(12,121)	(247)
Other income, net	3,145	1,291	3,971	2,293
(Loss) income before income tax (benefit) expense	(10,167)	(102,950)	10,384	(48,244)
Income tax (benefit) expense	(73)	(6,967)	2,740	(2,837)
Net (loss) income	$(10,094)	$(95,983)	$7,644	$(45,407)
Less: net (loss) income attributable to noncontrolling interest	$(9,086)		$8,158
Net loss attributable to Andersen Group Inc.	$(1,008)		$(514)
Net loss per share of Class A common stock, basic	$(0.08)		$(0.04)
Net loss per share of Class A common stock, diluted	$(0.09)		$(0.04)
Weighted-average shares of Class A common stock outstanding, basic	13,261,049		12,957,213
Weighted-average shares of Class A common stock outstanding, diluted	13,261,049		12,957,213
See accompanying notes to unaudited condensed consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) / MEMBERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Deficit Attributable to Andersen Group Inc.	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balance as of March 31, 2026	12,650,000	$1	98,826,563	$10	$404	$(780,501)	$(780,086)	$808,781	$28,695
Net loss	—	—	—	—	—	(1,008)	(1,008)	(9,086)	(10,094)
Equity-based compensation	—	—	—	—	5,745	—	5,745	42,535	48,280
Distributions	—	—	—	—	—	—	—	(35,427)	(35,427)
Issuance of LTIP units	—	—	707,823	—	—	—	—	—	—
Issuance of restricted Class A common stock in business combinations	822,214	—	—	—	—	—	—	—	—
Forfeiture of Class X Umbrella Units and corresponding cancellation of Class B common stock	—	—	(45,000)	—	66	—	66	(66)	—
Forfeiture of LTIP Units and corresponding cancellation of Class B common stock	—	—	(74,218)	—	—	—	—	—	—
Balance as of June 30, 2026	13,472,214	$1	99,415,168	$10	$6,215	$(781,509)	$(775,283)	$806,737	$31,454

	Members' Equity	Undistributed Earnings	Total Members' Equity
Balances as of March 31, 2025	$6,759	$228,816	$235,575
Net loss	—	(95,983)	(95,983)
Distributions	—	(70,800)	(70,800)
Equity-based compensation	129,559	—	129,559
Balances as of June 30, 2025	$136,318	$62,033	$198,351

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Deficit Attributable to Andersen Group Inc.	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2025	12,650,000	$1	99,166,563	$10	$—	$(134,742)	$(134,731)	$—	$(134,731)
Net loss	—	—	—	—	—	(514)	(514)	(7,745)	(8,259)
Equity-based compensation	—	—	—	—	10,944	—	10,944	45,678	56,622
Accretion to redemption value	—	—	—	—	(4,861)	(646,253)	(651,114)	—	(651,114)
Reclassification of redeemable noncontrolling interest from temporary equity into permanent equity	—	—	—	—	—	—	—	804,297	804,297
Distributions	—	—	—	—	—	—	—	(35,427)	(35,427)
Issuance of LTIP units	—	—	707,823	—	—	—	—	—	—
Issuance of restricted Class A common stock in business combinations	822,214	—	—	—	—	—	—	—	—
Forfeiture of Class X Umbrella Units and LTIP Units and corresponding cancellation of Class B common stock	—	—	(459,218)	—	132	—	132	(66)	66
Balance as of June 30, 2026	13,472,214	$1	99,415,168	$10	$6,215	$(781,509)	$(775,283)	$806,737	$31,454

	Members' Equity	Undistributed Earnings	Total Members' Equity
Balances as of December 31, 2024	$6,759	$189,490	$196,249
Net loss	—	(45,407)	(45,407)
Distributions	—	(82,050)	(82,050)
Equity-based compensation	129,559	—	129,559
Balances as of June 30, 2025	$136,318	$62,033	$198,351
See accompanying notes to unaudited condensed consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$7,644	$(45,407)
Adjustments to reconcile net income (loss) with net cash provided by operating activities:
Gain on reversal of legal accrual	—	(9,455)
Equity-based compensation	93,884	129,559
Depreciation and amortization	4,796	4,131
Non-cash lease expense	7,073	6,080
Provision for credit losses on accounts receivable	2,587	(931)
Amortization of discount on held-to-maturity debt securities	(35)	(316)
Deferred income tax	(125)	(721)
Reserves on loans and notes receivable from related parties	74	1,164
Gain on bargain purchase	(1,383)	—
Other, net	170	92
Changes in operating assets and liabilities:
Accounts receivable	(62,076)	(36,717)
Prepaid expenses and other current assets	(7,736)	(5,982)
Other assets	(5)	—
Accounts payable and other accrued expenses	2,550	6,441
Accrued payroll and benefits	(3,930)	12,784
Deferred revenue	22,082	14,710
Other current liabilities	671	(5,690)
Operating lease liabilities	(2,080)	(7,705)
Other liabilities	1,654	(162)
Net cash provided by operating activities	65,815	61,875
Cash flows from investing activities:
Proceeds from maturity of held-to-maturity debt securities	6,144	19,579
Issuance of loans and notes receivable from related parties	(850)	(2,027)
Proceeds from loans and notes receivable from related parties	408	1,295
Payments for purchases of property and equipment	(12,764)	(2,867)
Payments for capitalized internal-use software costs	(395)	(376)
Cash acquired, net of cash paid for business combinations	765	—
Net cash (used in) provided by investing activities	(6,692)	15,604
Cash flows from financing activities:
Payments of deferred offering costs	(1,209)	(3,633)
Principal payments under finance lease obligations	(34)	(44)
Principal payments on notes payable to related parties	(48,925)	—
Distributions paid	(83,556)	(82,050)
Deferred consideration payments for business combination	—	(800)
Net cash used in financing activities	(133,724)	(86,527)
Effect of exchange rate changes on cash and cash equivalents	(48)	—
Net change in cash and cash equivalents	(74,649)	(9,048)
Cash and cash equivalents at beginning of period	250,280	87,993
Cash and cash equivalents at end of period	$175,631	$78,945
Non-cash investing and financing transactions
Property and equipment acquired through finance leases	304	14
Right-of-use assets obtained in exchange for lease liabilities (including remeasurements)	2,025	2,191

Purchases of property and equipment included in accounts payable and other accrued expenses	335	—
Reclassification of redeemable noncontrolling interest from temporary equity into permanent equity	804,297	—
Deferred consideration payments payable for business combinations	6,421	—
See accompanying notes to unaudited condensed consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Description
Andersen Group Inc. was formed on April 16, 2025 for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to operate the business of AT Umbrella LLC. Andersen Group Inc. is a holding company, and its sole material asset is its ownership of approximately 11.9% of the Class X Umbrella Units in AT Umbrella LLC and its 100% wholly owned subsidiaries (collectively, the “Company”). The Company is an international professional services firm focused on providing a wide range of tax, valuation, financial advisory, and related consulting services (including certain services acting as a registered investment adviser). As of June 30, 2026, the Company has 28 offices in the United States, across 15 states and the District of Columbia. The Company also has operations internationally in Ireland, New Zealand, Uruguay, Nigeria, and India.
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
The Reorganization Transactions were accounted for as a transaction between entities under common control. As a result, the financial statements for periods prior to the IPO and the Reorganization have been adjusted to combine the previously separate entities for presentation purposes. As the managing member, Andersen Group Inc. operates and controls all of the business and affairs, and through AT Umbrella LLC and its subsidiaries, conducts the business of Andersen Tax LLC. Andersen Group Inc. consolidates AT Umbrella LLC and its subsidiaries in its consolidated financial statements and reports a noncontrolling interest related to the Class X Umbrella Units held by the pre-IPO common unitholders and the LTIP Units in the consolidated financial statements.
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
•Andersen Group Inc. granted 5,440,720 restricted stock units (RSUs) under the 2025 Equity Incentive Plan concurrent with the IPO.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies
Significant Accounting Policies
Except as otherwise noted, there have been no material changes in the Company’s significant accounting policies as of and for the three and six months ended June 30, 2026, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission ("SEC") on March 27, 2026.
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
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include but are not limited to the assessment of the recoverability of goodwill and intangible assets, valuation and expected lives of tangible and intangible assets, allowance for credit losses, certain accrued liabilities, and valuation of net assets acquired in business combinations. Changes in circumstances could cause actual results to differ materially from these estimates. The Company has consistently applied the accounting policies for the periods presented as described in the consolidated financial statements contained in the annual report for the year ended December 31, 2025.
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
The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s functional currency. The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated into U.S. dollars at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation and transaction gains and losses are not material during the periods presented. Gains and losses resulting from foreign currency transactions are included in earnings.
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
A noncontrolling interest in a consolidated subsidiary represents the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Redeemable noncontrolling interest was classified as temporary equity at December 31, 2025 because the Class X Umbrella Units contained certain redemption features that were not solely within the control of the Company. On March 24, 2026, an amendment to the AT Umbrella LLC Limited Liability Company Agreement was executed. The amendment modified the redemption provisions of Class X Umbrella Units held by Aggregator, which allow for the Company to elect for settlement in cash instead of settlement in the Company's Class A common stock. Under the revised terms, the Company may elect to redeem Class X Umbrella Units held by Aggregator for cash only if the cash proceeds are sourced from a qualifying offering of its Class A common stock. As a result of these changes, the redeemable noncontrolling interest was prospectively reclassified from temporary equity into permanent equity as the conditions for temporary equity classification are no longer met. See Note 10 for further information on the redeemable noncontrolling interest and the related accounting policies prior to the reclassification from temporary equity into permanent equity.
The presentation of net income is modified to present earnings and other comprehensive income attributed to controlling and noncontrolling interests.
The noncontrolling interest on the unaudited condensed consolidated statement of operations represents the portion of earnings or loss attributable to the ownership interests in AT Umbrella LLC held by Aggregator. Net income or loss attributable to noncontrolling interest is allocated in accordance with the contractual distribution rights of the holders under AT Umbrella LLC's Limited Liability Company Agreement. Those contractual rights reflect the relative participation of Class X holders and, when applicable, LTIP Unit holders. LTIP Unit holders participate only after the applicable contractual hurdle amounts are satisfied, and certain LTIP awards include catch-up provisions that may affect the allocation of earnings after those hurdle amounts are met.
The Company does not have any controlling interest in, and is not the primary beneficiary of, any other member firm of Andersen Global. Accordingly, these entities are considered related parties solely as a result of the memberships in the Swiss verein discussed above. These member firm entities are not consolidated in the Company’s unaudited condensed consolidated financial statements.
One of the non-U.S. Andersen Global member firms is a VIE. The Company has assessed its variable interests in this entity and determined that the Company is not the primary beneficiary. In completing the assessment, the Company identified activities it considers most significant to the economic performance of this entity and determined that the Company does not have the power to direct those activities. As a result, that entity’s financial position and results of operations are not consolidated in the Company’s unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of operations. The Company's carrying value and exposure to loss is comprised of loans to the VIE included in loans and notes receivable from affiliates, net of allowance for credit losses and amounts due from the VIE included in prepaid expenses and other current assets. As of June 30, 2026 and December 31, 2025, the total carrying value of these items was $0.6 million and $0.2 million, respectively. As of June 30, 2026 and December 31, 2025, the Company’s maximum exposure to loss related to the loans receivable and amounts due from the VIE was $7.3 million and $6.9 million, respectively, excluding the allowance for credit loss on the loans receivable from the VIE.
Business Combinations
The following significant accounting policy was added since the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 27, 2026.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and noncontrolling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with Accounting Standards Codification ("ASC") Topic 805 (“ASC 805”), Business Combinations, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired. In cases where the fair value of identified net assets acquired exceeds consideration paid, the Company recognizes a gain on bargain purchase.
The consideration for the Company’s business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within other income, net in the consolidated statements of operations.
If determined to be an asset acquisition, the Company accounts for the transaction under ASC Topic 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration transferred. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration transferred) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.
Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. The Company generally obtains the assistance of a valuation specialist in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Determining the useful lives of intangible assets also requires judgment. Acquired intangible assets such as customer relationships are expected to have determinable useful lives. The estimates of the useful lives of definite-lived intangible assets are primarily based upon historical experience, the competitive and macroeconomic environment, and operating plans. The costs of definite-lived intangibles are amortized to expense over their estimated life.
See Note 18 for further information on the Company’s business combinations.
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.
Segment Information
ASC Topic 280, Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise where discrete financial information is available and evaluated regularly by the Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer (“CEO”). The Company operates in one segment based upon the financial information used by its CODM in evaluating the financial performance of its business and allocating resources. The single segment represents the Company’s core business of providing tax, valuation, financial advisory and related consulting services to its clients. See Note 17 for further information on the Company’s reporting segment.
Amounts Payable to Related Parties Pursuant to Tax Receivable Agreement
In connection with the IPO and Reorganization Transactions, the Company entered into the TRA with certain pre-IPO owners that provides for the payment to certain holders of Class X Umbrella Units who are or may become parties to the TRA from time to time 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company realizes or is deemed to realize (determined by using assumptions regarding combined state and local income tax rates) as a result of (i) any increase in tax basis in the assets of AT Umbrella LLC and its flow-through subsidiaries resulting from purchases of Class X Umbrella Units from such Class X Umbrella Unit holders with the proceeds of the IPO or resulting from exchanges of Class X Umbrella Units for, at Andersen Group Inc.’s election, shares of Class A common stock or cash in the future; and (ii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments that are made under the TRA. The TRA will make certain simplifying assumptions regarding the determination of the cash savings that are realized or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the TRA in excess of those that would result if such assumptions were not made. No party to the TRA will reimburse the Company for any payments previously made if such basis increases or other benefits are subsequently disallowed, except that excess payments made to the TRA parties will be netted against future payments that would otherwise be made under the TRA, if any, after determination of such excess. The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. As such, subsequent changes in the fair value of the TRA liability between reporting periods are recognized in the consolidated statement of operations.
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

The Company did not include earnings per unit for the pre-IPO period as part of its financial statements. All earnings prior to the completion date of the IPO were entirely allocable to the noncontrolling interest and, as a result, earnings per share information is not applicable for reporting periods prior to this date, including the three and six months ended June 30, 2025. Consequently, only earnings per share for net earnings for the three and six months ended June 30, 2026 are presented.

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
Note 3. Revenue
Disaggregation of Revenue
The following table presents the disaggregation of revenue by timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Over time	$216,934	$175,217	$456,286	$382,729
Point in time	724	774	2,118	1,329
Total revenue	$217,658	$175,991	$458,404	$384,058
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the disaggregation of revenue by service line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Private Client Services	$102,452	$87,630	$225,629	$191,821
Business Tax Services	85,392	62,397	166,027	134,100
Alternative Investment Funds	17,712	15,021	42,905	37,187
Valuation Services	12,102	10,943	23,843	20,950
Total revenue	$217,658	$175,991	$458,404	$384,058
The following table presents the disaggregation of revenue by region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States - East	$85,096	$66,246	$186,581	$149,133
United States - Central	37,673	32,958	77,047	68,395
United States - West	89,423	76,787	189,310	166,530
International	5,466	—	5,466	—
Total revenue	$217,658	$175,991	$458,404	$384,058
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
Contract Balances
In the three and six months ended June 30, 2026, the Company recognized revenue of approximately $1.8 million and $9.6 million, respectively, that was included in deferred revenue on the consolidated balance sheet as of December 31, 2025. In the three and six months ended June 30, 2025, the Company recognized revenue of approximately $3.2 million and $13.0 million, respectively, that was included in deferred revenue on the consolidated balance sheet as of December 31, 2024. The opening balance of deferred revenue on January 1, 2025 was $15.6 million.
Note 4. Accounts Receivable, Net
Accounts receivable, net consists of (in thousands):

	June 30,	December 31,
	2026	2025
Accounts receivable	$161,586	$107,960
Unbilled services	31,762	17,134
Total accounts receivable	193,348	125,094
Allowance for credit losses	(3,977)	(1,676)
Total accounts receivable, net	$189,371	$123,418

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in the allowance for credit losses for the six months ended June 30, 2026 and year ended December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Balance at beginning of period	$1,676	$3,071
Addition to / (reduction in) provision	2,587	(1,198)
Write-offs, net of recoveries	(286)	(197)
Balance at end of period	$3,977	$1,676
The opening balance of accounts receivable, net on January 1, 2025 was $117.8 million.
Note 5. Financial Instruments and Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$151,153	$—	$—	$151,153
Liabilities
Other liabilities
Contingent consideration	$—	$—	$1,504	$1,504

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$212,232	$—	$—	$212,232
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

	June 30, 2026
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Due within one year or less	$2,070	$6	$—	$2,076
Due between one and two years	—	—	—	—
Total held-to-maturity securities	$2,070	$6	$—	$2,076

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Due within one year or less	$8,179	$20	$—	$8,199
Due between one and two years	—	—	—	—
Total held-to-maturity securities	$8,179	$20	$—	$8,199
Deferred Consideration Liability
The fair value of the Company’s deferred consideration liability included within other current liabilities was approximately $6.4 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively, based on unobservable inputs and categorized as Level 3.
Loans and Notes Receivable
Loans and notes receivable are comprised of loans and advances made to member firms of Andersen Global and employees of the Company. The Company classifies the fair value of these items as Level 3 fair value measurements as these are valued using a discounted cash flow methodology less a reserve for expected credit losses. Based on the reserve methodology and the variable rates included within the population, the carrying value of these receivables approximates fair value. Refer to Note 14 for further detail.
Long-Term Debt
Long-term debt includes a revolving line of credit with a financial institution, Capital Account Notes and Holdover Note in connection with the reorganization of the Management Holdcos. Refer to Note 9 for further detail.
Note 6. Property and Equipment, Net
Property and equipment, net consists of (in thousands):

	June 30,	December 31,
	2026	2025
Leasehold improvements	$51,718	$38,420
Computer equipment	18,773	18,996
Furniture and fixtures	9,824	9,493
Computer software	2,996	3,177
Office equipment	1,214	1,060
Assets under construction	1,846	4,707
Total property and equipment	86,371	75,853
Less: accumulated depreciation and amortization	(41,982)	(40,158)
Total property and equipment, net	$44,389	$35,695
Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was $2.3 million and $1.9 million, respectively, and $4.5 million and $3.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the amount of office equipment under finance leases was not material.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill and Intangible Assets, Net
The following table summarizes changes in goodwill for the six months ended June 30, 2026 and year ended December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Balance at beginning of period	$30,078	$30,078
Additions	2,248	—
Balance at end of period	$32,326	$30,078
Intangible assets, net as of June 30, 2026 consist of (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$27,809	$24,064	$3,745
Tradenames and trademarks	3,395	3,395	—
Intellectual property	150	123	27
Capitalized internal use software	2,606	152	2,454
Total intangible assets, net	$33,960	$27,734	$6,226
Intangible assets, net as of December 31, 2025 consist of (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$24,271	$23,860	$411
Tradenames and trademarks	3,395	3,395	—
Intellectual property	150	108	42
Capitalized internal use software	2,211	121	2,090
Total intangible assets, net	$30,027	$27,484	$2,543
Amortization expense for intangible assets for the three months ended June 30, 2026 and 2025 was $0.2 million, and $0.1 million, respectively, and was $0.3 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.
Scheduled remaining amortization expense is presented in the table below (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2026	$368
2027	492
2028	354
2029	354
2030	354
Thereafter	1,887
Total	$3,809
As of June 30, 2026, the Company capitalized internally developed software of $2.4 million for software that is not yet ready for its intended use. This software has a useful life of three years and is expected to commence amortization during the year ending December 31, 2027.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Other Balance Sheet Components
Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid expenses	$21,484	$20,686
Due from related parties	12,910	5,156
Other current assets	3,673	3,846
Total prepaid expenses and other current assets	$38,067	$29,688
Other current liabilities as of June 30, 2026 and December 31, 2025 consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Deferred compensation	$2,379	$2,450
Due to related parties	5,270	723
Deferred consideration	6,421	800
Income tax payable	417	663
Finance lease liabilities	91	31
Other current liabilities	2,065	1,245
Total other current liabilities	$16,643	$5,912
Note 9. Long-Term Debt
Revolving Line of Credit
The Company previously maintained a $20.0 million revolving line of credit (the “Credit Agreement”) with a financial institution, which was collateralized by substantially all the assets of the Company. The Credit Agreement expired on June 30, 2026 in accordance with its terms and was not renewed. As such, no amount is outstanding on this line of credit as of June 30, 2026. As of December 31, 2025, the Company had outstanding standby letters of credit of $1.3 million and no cash borrowings under the Credit Agreement.
Revolving Credit Facility
In June 2026, the Company entered into a new credit agreement ("New Credit Agreement") which provides for up to $50.0 million asset-based revolving credit facility (the "Revolving Credit Facility"). Borrowing availability under the Revolving Credit Facility is determined by reference to an asset-based borrowing base, which includes up to 85% of certain accounts receivable, as reduced by certain reserves. The Revolving Credit Facility matures in June 2029 and may be used for general corporate purposes, refinancing of existing debt, permitted acquisitions, and ongoing working capital needs.
The Revolving Credit Facility includes a sublimit of $5.0 million for letters of credit, and the interest rate for cash borrowings equal to Term Secured Overnight Financing Rate ("SOFR") plus 1.75%. As of June 30, 2026, the Company had outstanding standby letters of credit of $1.3 million. The Company had no cash borrowings as of June 30, 2026. The Company’s outstanding letter of credit is subject to a commitment fee of 0.25% per annum. These fees are included in sales, general and administrative expenses and are immaterial for the three and six months ended June 30, 2026.
During the three and six months ended June 30, 2026, the Company had no uncured events of default with respect to the financial covenants required by the New Credit Agreement.
Capital Account Notes
In connection with the reorganization of the Management Holdcos, Aggregator issued Class X Aggregator Units to equity holders of the Management Holdcos who were current Managing Directors and related persons and issued Member

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of the debt obligations is approximated by the principal amount of the loans as of June 30, 2026. The fair value of the debt obligations is estimated using a discounted cash flow methodology, which includes significant unobservable inputs used in the fair value measurement process for items valued utilizing Level 3 techniques. The Company incurred approximately $5.8 million and $12.0 million in interest expense with respect to the Capital Account Notes and Holdover Note during the three and six months ended June 30, 2026, respectively.
Future maturities of long-term debt as of June 30, 2026, were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2026	$34,857
2027	56,539
2028	51,890
2029	44,713
2030	43,993

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thereafter	69,242
Total	$301,234
Note 10. Redeemable Noncontrolling Interest
In connection with the Reorganization Transactions, Class X Umbrella Units were issued to Aggregator. Aggregator also owns all outstanding shares of the Company's Class B common stock. Under the Limited Liability Company Agreement of AT Umbrella LLC (the “AT Umbrella LLC Agreement”), Aggregator had the right from time to time to cause AT Umbrella LLC to redeem any or all of its Class X Umbrella Units (and cancel paired shares of the Company's Class B common stock), in exchange for, at Andersen Group Inc.’s election, either cash (based on the volume-weighted average market price of a share of the Company's Class A common stock) or shares of Class A common stock, and such exchange, at Andersen Group Inc.’s election, may have been effected as a direct exchange of cash or Class A common stock for Class X Umbrella Units (and the cancellation of paired shares of the Company's Class B common stock) in lieu of such redemption. The redemption election was not considered to be within the control of the Company because the holder of Class B common stock controlled the Company through direct representation on its board of directors. As a result, the noncontrolling interest in AT Umbrella LLC was classified as redeemable noncontrolling interest outside of permanent equity at December 31, 2025.
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
Changes to the value of the redeemable noncontrolling interest during the six months ended June 30, 2026 are summarized as follows (in thousands):

Amount
Balance as of January 1, 2026	$106,354
Forfeiture of Class X Umbrella Units and corresponding cancellation of Class B common stock	(66)
Net income	15,903
Equity-based compensation	37,262
Distribution	(6,270)
Accretion to redemption value	651,114
Reclassification of redeemable noncontrolling interest from temporary equity into permanent equity	(804,297)
Balance as of June 30, 2026	$—
Note 11. Stockholders’ Equity
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions payable to related parties on the unaudited condensed consolidated balance sheets consists of distributions declared but not yet paid to the Management Holdcos related to members' tax obligations, members’ undistributed capital and allocated income prior to the IPO and Reorganization Transactions. During the three and six months ended June 30, 2026, the Company paid distributions of $23.8 million and $41.9 million to Aggregator, respectively.
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
Class A Common Stock
Shares of Class A common stock have both voting and economic rights. Holders of Class A common stock are entitled to one vote for each share of Class A common stock held. Shares of Class A common stock are entitled to dividends and pro rata distribution of remaining available assets upon liquidation. Shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights. As of June 30, 2026 and December 31, 2025, there were 13,472,214 and 12,650,000 shares of Class A common stock issued and outstanding.

Class B Common Stock
Shares of Class B common stock have voting but no economic rights. Holders of Class B common stock generally are entitled, without regard to the number of shares of Class B common stock held by such holder, to ten votes for each share held. Shares of Class B common stock do not have any right to receive dividends or distribution upon liquidation. As of June 30, 2026, there were 99,415,168 shares of Class B common stock issued and outstanding. As of December 31, 2025, there were 99,166,563 shares of Class B common stock issued and outstanding. All shares of Class B common stock are held by Aggregator.

Preferred Stock
The Company is authorized to issue one or more series of preferred stock, provided that the aggregate number of shares issued and not retired of any and all such series shall not exceed the total number of shares of preferred stock authorized. The Company's board of directors may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights. As of June 30, 2026 and December 31, 2025, no preferred stock had been issued.
Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, AT Umbrella LLC does not incur significant federal, state or local income taxes, as these are primarily the obligations of its members. Under the AT Umbrella LLC Agreement, AT Umbrella LLC is required to distribute cash, to the extent that it has cash available, on a pro rata basis to its members to the extent necessary to cover the members' tax liabilities, if any, with respect to each member's share of the AT Umbrella LLC's taxable earnings. During the three and six months ended June 30, 2026, the Company paid distributions totaling $35.4 million and $41.7 million, respectively, to Aggregator in satisfaction of member tax liabilities.
AT Umbrella LLC Agreement
As of June 30, 2026, 13,472,214 Class X Umbrella Units are held by Andersen Group Inc. corresponding to 13,472,214 shares of Andersen Group Inc. Class A common stock issued and outstanding as of such date. The remaining 99,415,168 Class X Umbrella Units outstanding as of June 30, 2026 correspond to 97,805,000 shares of Andersen Group Inc. Class B common stock issued and outstanding as of such date, which are held by Aggregator. The remaining 1,610,168 shares of Class B common stock outstanding as of such date correspond to an equivalent number of AT Umbrella LLC LTIP Units held by Aggregator on behalf of certain Managing Directors of Andersen Tax LLC.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Aggregator may require AT Umbrella LLC to redeem its Class X Umbrella Units (and cancel paired shares of Andersen Group Inc. Class B common stock), with Andersen Group Inc. having the option to settle the redemption in cash, if the cash proceeds are sourced from a qualifying offering of its Class A common stock, or Class A common stock, or to effect a direct exchange of cash or Class A common stock for the units and paired shares. See Note 10 for further information.
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
Note 12. Equity-Based Compensation
Profits Interest Units ("PIUs")
In April 2025, new PIUs were issued to certain Managing Directors of Andersen Tax LLC. The PIUs were created to provide additional allocations of distributable profits and losses of Andersen Tax Holdings LLC to the Managing Directors in proportion to their total units, which include the PIUs. The economic terms of the PIUs gave the holders an equity ownership, an economic interest in the future profits and losses, and holders received value from their awards by receiving distributions. The PIUs vested immediately and were subject to forfeiture upon termination of employment, either voluntary or involuntary.
The expense related to the PIUs was measured based on their grant date fair values and are recognized in full on the grant date as there is no required service or vesting to participate in the benefits. A Probability-Weighted Expected Return Method (“PWERM”) model was used to determine the grant date fair value of the PIUs.
The PWERM is a scenario-based methodology that estimates the fair value of PIUs based upon an analysis of future enterprise values, assuming various outcomes. The PIUs value was based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of units. The future value of the units under each outcome was discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the PIUs. A discount for lack of marketability of the PIUs was then applied to arrive at an indication of value for the PIUs.
The weighted-average grant date fair value of the PIUs for the three and six months ended June 30, 2025 was $748.79 per unit. 173,025 PIUs were granted during the three and six months ended June 30, 2025. Andersen Tax LLC recognized $104.5 million of compensation expense in cost of services and $25.0 million in sales, general and administrative expense during the three and six months ended June 30, 2025.
As discussed further in Note 1, these PIUs were later converted to Class X Aggregator Units in connection with the Reorganization Transactions in December 2025.
2025 Equity Incentive Plan
On December 6, 2025, the board of directors of Andersen Group Inc. approved the Company’s 2025 Equity Incentive Plan. The 2025 Equity Incentive Plan provides for the grant of nonstatutory stock options ("NSOs"), stock appreciation rights ("SARs"), restricted shares, restricted stock units ("RSUs") and other equity-based awards. As of June 30, 2026 the Company has reserved 12,290,828 shares of Class A common stock in connection with the 2025 Equity Incentive Plan. On the first day of each January during the term of the 2025 Equity Incentive Plan, beginning on January 1, 2026 and ending on (and including) January 1, 2035, the number of shares of Class A common stock that may be issued under the 2025 Equity Incentive Plan will increase by a number of shares equal to the lesser of (a) 5% of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year or (b) such lesser number of shares (including zero) that the plan administrator determines for purposes of the annual increase for that fiscal year. The Company will recognize forfeitures as they occur.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with the IPO, the Company granted new RSUs to employees. The RSUs granted in 2025 have a time-based vesting requirement wherein 1/6th of the total number of RSUs subject to the award will vest on each annual anniversary of the vesting commencement date, subject to the recipient’s continuous service as an employee to the Company, a parent, subsidiary or affiliate through the applicable vesting date. Upon vesting, the RSUs are convertible into Class A common stock; unvested RSUs are not considered outstanding shares of Class A common stock. In June 2026, the Company granted an additional 61,231 RSUs.
The fair value of RSUs is based on the fair value of a share of Class A common stock at the time of grant, which equates to a weighted-average grant date fair value of $16.26 per unit.
The following table summarizes the information about RSU activity of Andersen Group Inc. during the six months ended June 30, 2026:

Number of Units
Outstanding as of December 31, 2025	5,419,378
Granted	61,231
Vested	—
Forfeited	(377,349)
Outstanding as of June 30, 2026	5,103,260
Total compensation expense for RSUs was approximately $3.4 million and $7.0 million for the three and six months ended June 30, 2026, respectively, of which $2.7 million and $5.5 million, respectively, is included in cost of services and $0.7 million and $1.5 million, respectively, is included in sales, general and administrative expense in the consolidated statement of operations. The unamortized compensation cost related to RSUs of $75.4 million as of June 30, 2026 is expected to be recognized over a weighted-average period of approximately 5.4 years.
AT Umbrella LLC LTIP Units
Concurrently with the IPO, AT Umbrella LLC issued AT Umbrella LLC LTIP Units to Aggregator in connection with an earlier appointment of additional Managing Directors during 2025, and Aggregator issued corresponding Aggregator LTIP Units to such Managing Directors representing such claim to AT Umbrella LLC LTIP Units. Andersen Group Inc. issued to Aggregator shares of Class B common stock equal in number to the maximum number of Class X Umbrella Units issuable upon exchange of such LTIP Units issued to Aggregator in exchange for the payment by Aggregator of the aggregate par value of the Class B common stock that is received. In April 2026, AT Umbrella LLC issued an additional 707,823 LTIP Units.
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
The following table summarizes information around AT Umbrella LLC LTIP Units:

Number of Units
Outstanding as of December 31, 2025	976,563
Granted	707,823
Exercised	—
Forfeited	(74,218)
Outstanding as of June 30, 2026	1,610,168

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of LTIP Units is based on the fair value of a share of Class A common stock of Andersen Group Inc. at the time of grant, which equates to a weighted-average grant date fair value of $21.38 per unit. The LTIP Units granted in 2025 are subject to a hurdle amount of $16.00 per unit, which was specified at issuance and represents the threshold over which an LTIP Unit is allocated income or is entitled to distributions. The LTIP Units granted in 2026 are subject to a hurdle amount of $28.23 per unit.
Total equity-based compensation expense for LTIP Units was approximately $1.7 million and $2.6 million for the three and six months ended June 30, 2026, respectively, of which $1.5 million and $2.4 million is recognized in cost of services and the remainder recognized in sales, general and administrative expenses. The unamortized compensation cost related to LTIP Units of $30.2 million as of June 30, 2026 is expected to be recognized over a weighted-average period of approximately 4.6 years.
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
The following table summarizes information around Class X Aggregator Units subject to vesting conditions:

Number of Units
Outstanding as of December 31, 2025	44,745,250
Granted	—
Vested	(427,500)
Forfeited	(385,000)
Outstanding as of June 30, 2026	43,932,750
The portion of units subjected to service-based vesting conditions results in incremental compensation expense to be recognized over the requisite service period. The Company incurred $42.3 million and $83.4 million of compensation expense for Class X Aggregator Units for the three and six months ended June 30, 2026, respectively, of which $36.2 million and $73.7 million, respectively, was recognized in cost of services and $6.1 million and $9.7 million, respectively, was recognized in sales, general and administrative expenses on the consolidated statement of operations. The unamortized compensation cost related to Class X Aggregator Units of $618.7 million as of June 30, 2026 is expected to be recognized over a weighted-average period of approximately 4.3 years. The grant date weighted average fair value associated with all Class X Aggregator Units was $16.00 per unit. The overall value of the Class X Aggregator Units was derived from the value of the Class A common stock for which the units may be exchanged.
Restricted Class A Common Stock
In connection with the acquisitions and business combinations described in Note 18, the Company incurred compensation expense as a result of the issuances of 822,214 shares of restricted Class A common stock in connection with ongoing post-combination employment, which are subject to vesting conditions. These shares of restricted Class A common stock generally vest 1/5th on each annual anniversary of their respective vesting commencement dates. The Company incurred $0.8 million of compensation expense for shares of restricted Class A common stock issued for the three and six months ended June 30, 2026, which is recognized in cost of services in the unaudited condensed consolidated

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

statement of operations. The unamortized compensation cost related to shares of restricted Class A common stock of $23.2 million as of June 30, 2026 is expected to be recognized over a weighted-average period of approximately 4.8 years.
Equity-based Compensation Expense
The table below reflects the total equity-based compensation expense recognized in the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of services	$41,167	$104,512	$82,393	$104,512
Sales, general and administrative	7,113	25,047	11,491	25,047
Total	$48,280	$129,559	$93,884	$129,559
Note 13. Earnings Per Share
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
The following table presents the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2026 (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Numerator:
Net (loss) income	$(10,094)	$7,644
Net (loss) income attributable to noncontrolling interest	(9,086)	8,158
Net loss attributable to Andersen Group Inc. stockholders, basic	$(1,008)	$(514)
Net loss attributable to Andersen Group Inc. stockholders, diluted	$(1,249)	$(514)

Denominator:
Weighted average number of shares of Class A common stock outstanding, basic	13,261,049	12,957,213
Effect of dilutive RSUs	—	—
Effect of dilutive LTIP Units	—	—
Weighted average number of shares of Class A common stock outstanding, diluted	13,261,049	12,957,213

Earnings per share:
Earnings per share attributable to Class A common stockholders, basic	$(0.08)	$(0.04)
Earnings per share attributable to Class A common stockholders, diluted	$(0.09)	$(0.04)

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of the Company’s potentially dilutive Class X Umbrella Units, RSUs and LTIP Units were not included in the calculation of diluted earnings per share as the effect would be anti-dilutive. For the three months ended June 30, 2026, the application of the treasury stock method at AT Umbrella LLC yielded a dilutive numerator impact related to increased AT Umbrella LLC net loss attributable to the Company, but did not result in a denominator impact for any incremental shares of Class A common stock. At June 30, 2026, 97,805,000 Class X Umbrella Units, 5,103,260 RSUs and 1,610,168 LTIP Units with a potentially dilutive impact were outstanding.
Note 14. Transactions with Related Parties
Loans and Notes Receivable from Related Parties, Net of Allowance for Credit Losses
Loans and notes receivable due from related parties presented on the consolidated balance sheets include the following (in thousands):

	June 30,	December 31,
	2026	2025
Loans and notes receivable from related parties
Member firm loans	$7,036	$11,035
Employee loans	1,065	218
Stewardship funds	—	395
Total loans and notes receivable from related parties	$8,101	$11,648
Allowance for credit loss	(6,809)	(10,735)
Total loans and notes receivable from related parties, net of allowance for credit losses	$1,292	$913
The following table summarizes changes in the allowance for credit losses for loans and notes receivable due from related parties (in thousands):

	June 30,	December 31,
	2026	2025
Balance at beginning of period	$10,735	$8,611
Provision	74	2,664
Write offs	(4,000)	(540)
Balance at end of period	$6,809	$10,735
Interest income includes interest earned on loans and notes receivable from related parties and is immaterial for the three and six months ended June 30, 2026 and 2025.
Member Firm Loans
Member firm loans consist of loans made to member firms of Andersen Global. As of June 30, 2026 and December 31, 2025, the Company had notes receivable from non-U.S. member firms of Andersen Global with stated principal values totaling $7.0 million ($0.3 million, net of allowance for credit losses), and stated principal values totaling $11.0 million ($0.3 million, net of allowance for credit losses), respectively. The notes bear interest based on variable rates including: the Applicable Federal Rate ("AFR"), the Prime rate, and the SOFR plus an applicable margin percentage. The notes have maturities up to eleven years.
Employee Loans
The Company has entered into various agreements with certain employees whereby these individuals receive loans which may be either wholly or in part repaid from the distribution of earnings that the individuals receive or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loans. As of June 30, 2026, the Company had notes receivable from employees with stated principal values totaling $1.1 million, net of $0.1 million to be forgiven in 2027. As of December 31, 2025, the Company had notes receivable from

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

employees with stated principal values totaling $0.2 million, net of $0.2 million to be forgiven in 2026. The fixed rate loans are based on the AFR with maturity dates up to five years.
Stewardship Funds
During 2021, the Company provided a $2.0 million credit facility to funds formed for the benefit of certain Managing Directors maturing on December 31, 2029, permitting short-term advances up to 30 days with interest payable at the Prime rate. As of June 30, 2026, this credit facility was settled. As of December 31, 2025, $0.1 million was due to the Company under this credit facility.
During 2023, the Company provided a $2.0 million credit facility to another fund formed for the benefit of certain Managing Directors maturing on December 31, 2033, permitting short-term advances up to 60 days with interest payable at the Prime rate. As of June 30, 2026, no amounts were outstanding. As of December 31, 2025, $0.3 million was outstanding bearing interest at the prime rate.
Trademark License Fees
The Company earns trademark license fees from member firms of Andersen Global and contributing firms of Andersen Consulting. The Company recognized $1.6 million and $0.9 million in other income, net during the three months ended June 30, 2026 and 2025, respectively, and $2.3 million and $1.8 million in other income, net during the six months ended June 30, 2026 and 2025, respectively.
Historically, the Company was required to distribute a portion of trademark license fees collected to an entity controlled by an executive of the Company; however, this arrangement was terminated on March 29, 2025, effective immediately, for no consideration. For the three and six months ended June 30, 2025, the Company incurred zero and $0.1 million in cost of services in the consolidated statements of operations, respectively. The Company included $0.1 million in other current liabilities on the consolidated balance sheet as of December 31, 2025, with no comparable amount as of June 30, 2026.
Andersen Global Commitments
In the normal course of business, the Company funds certain global management costs on behalf of Andersen Global and allocates a portion of these costs to be reimbursed by non-U.S. member firms.
As of June 30, 2026 and December 31, 2025, net amounts due from member firms related to license fees and Andersen Global Commitments included in prepaid expenses and other current assets were $9.0 million and $1.3 million, respectively. Amounts due to member firms included in other current liabilities were $5.3 million and $0.6 million, respectively.
Other Transactions
The Company recorded expenses to member firms of Andersen Global and contributing firms of Andersen Consulting of $2.4 million and $0.4 million in the three months ended June 30, 2026 and 2025, respectively, and $4.3 million and $0.6 million in the six months ended June 30, 2026 and 2025, respectively. These related party expenses were incurred in exchange for services rendered by the payees in connection with the Company’s client engagements, and were recorded in cost of services on the unaudited condensed consolidated statement of operations.
State Tax Payments
The Company remits certain state tax payments on behalf of certain Managing Directors which are recorded as a receivable. The receivable is settled upon the next tax distribution through a withholding from the gross tax distribution otherwise payable to the members. As of June 30, 2026 and December 31, 2025, balances due from related parties included in prepaid expenses and other current assets were $3.0 million and $2.7 million, respectively.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Account Notes and Holdover Note
In connection with the reorganization of the Management Holdcos, Aggregator issued Class X Aggregator Units to equity holders of the Management Holdcos who were current Managing Directors and related persons, and Class H Aggregator Units to certain retiring and retired managing director members of the Management Holdcos. Refer to Note 9 for further details.
Note 15. Commitments and Contingencies
Litigation
The Company has been involved in various legal matters arising out of the ordinary course of business. Management believes such legal matters will not have a material adverse effect on the unaudited condensed consolidated balance sheets or statements of operations of the Company.
Other Commitments
The Company entered into an agreement to use certain professional services training facilities (“Training Center Agreement”) for a limited number of days per year, which extends through 2030. Sales, general and administrative expenses include approximately $0.4 million and $0.6 million incurred for these services for the three months ended June 30, 2026 and 2025, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. The minimum future commitment under the Training Center Agreement is approximately $4.3 million through 2030.
During 2024 and 2025, the Company signed commitments for software licenses for certain financial accounting systems and cloud hosting services. The contracts require minimum payments through 2031, as follows (in thousands):

Fiscal Year	Minimum Commitments
Remainder of 2026	$3,806
2027	2,023
2028	2,023
2029	2,023
2030	2,023
Thereafter	2,023
Total	$13,921
Note 16. Income Taxes
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2026 and 2025, the Company recorded an income tax benefit of $0.1 million and $7.0 million, respectively, on pre-tax loss of $10.2 million and $103.0 million respectively.
The Company’s effective tax rate for the three months ended June 30, 2026 was 0.7% compared to 6.8% for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 differed from the U.S. statutory rate of 21% primarily due to non-controlling interest as Andersen Group Inc. is only subject to income tax on its allocable share of partnership income from AT Umbrella LLC and state and local income taxes. The effective tax rate for the three months ended June 30, 2025 differed from the U.S. statutory rate of 21% primarily related to income not subject to entity level tax as the Company is taxed as a partnership, compensation expense recorded for accounting purposes related to profit interest units that are not deductible for tax purposes and certain state and local entity level taxes.
For the six months ended June 30, 2026 and 2025, the Company recorded an income tax provision of $2.7 million and an income tax benefit of $2.8 million, respectively, on pre-tax income of $10.4 million and pre-tax loss of $48.2 million respectively.
The Company’s effective tax rate for the six months ended June 30, 2026 was 26.4% compared to 5.9% for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 differed from the U.S. statutory rate of 21% primarily due to non-controlling interest as Andersen Group Inc. is only subject to income tax on its allocable share of partnership income from AT Umbrella LLC and state and local income taxes. The effective tax rate for the six months ended June 30, 2025 differed from the U.S. statutory rate of 21% primarily related to income not subject to entity level tax as the Company is taxed as a partnership, compensation expense recorded for accounting purposes related to profit interest units that are not deductible for tax purposes and certain state and local entity level taxes.
The Company regularly assesses the need for a valuation allowance related to its deferred tax assets. In making such assessment, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized. As of June 30, 2026, the Company continued to conclude that substantially all of its investment in AT Umbrella LLC is not realizable on a more-likely-than-not basis as the investment in AT Umbrella LLC is capital in nature.
Note 17. Segment Reporting
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net income or loss in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$217,658	$175,991	$458,404	$384,058
Operating expenses:
Personnel costs	181,419	248,199	357,104	364,110
Non-personnel and other operating costs(1)	42,639	30,923	81,346	68,337
Depreciation and amortization	2,522	2,036	4,796	4,131
Total operating expenses	$226,580	$281,158	$443,246	$436,578
Operating (loss) income	$(8,922)	$(105,167)	$15,158	$(52,520)
Interest income	1,497	1,030	3,376	2,230
Interest expense	(5,887)	(104)	(12,121)	(247)
Other income, net	3,145	1,291	3,971	2,293
(Loss) income before income tax (benefit) expense	$(10,167)	$(102,950)	$10,384	$(48,244)
Income tax (benefit) expense	(73)	(6,967)	2,740	(2,837)
Net (loss) income	$(10,094)	$(95,983)	$7,644	$(45,407)

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
The following table shows income and losses incurred by region, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$(7,915)	$(95,983)	$9,823	$(45,407)
International	(2,179)	—	(2,179)	—
The following table shows long-lived assets held by region, as follows (in thousands):

	June 30,	December 31,
	2026	2025
United States	$153,188	$150,420
International	9,617	—

Long-lived assets included above consist of property and equipment, net, intangible assets, net, operating lease right-of-use assets, and goodwill.

Note 18. Acquisitions and Business Combinations
During the three and six months ended June 30, 2026, the Company completed the acquisitions of tax firms in Ireland and New Zealand, a tax firm and a consulting firm in Nigeria, and a tax and law firm and an accounting firm in Uruguay. These acquisitions are not individually material to the Company's consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill or bargain purchase gain.
The purchase price allocation below is based upon provisional information and is subject to revision during the measurement period (up to one year from the acquisition date) as additional information concerning valuations is obtained. During the measurement period, as the Company obtains new information regarding facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company will accordingly revise the provisional purchase price allocation.

The aggregate purchase price for these acquisitions was $12.2 million, made up of $5.2 million in cash paid at closing including the settlement of debt, $0.5 million for the settlement of pre-existing arrangements and $6.4 million in deferred consideration, which will be paid in cash within 4 months of closing. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates. The Company expects to finalize the valuations and complete the purchase price allocations as soon as practicable but no later than one year from the acquisition dates.
The following table presents the preliminary allocation of the aggregate purchase price of these acquisitions (in thousands):

Preliminary Allocation
Purchase price:
Cash paid including the settlement of debt	$5,235
Settlement of pre-existing arrangements	537
Fair value of deferred consideration	6,421
Total purchase price	$12,193

Net assets acquired:
Cash and cash equivalents	$6,000
Accounts receivable, net	7,001
Other current assets	992
Property and equipment, net	1,083
Operating lease right-of-use assets	2,808
Other noncurrent assets	4
Customer relationships	3,535
Liabilities assumed, current	(7,385)
Operating lease liabilities, current	(339)
Operating lease liabilities, noncurrent	(2,371)
Bargain purchase gain	(1,383)
Goodwill	2,248
Total net assets acquired	$12,193
As a result of these acquisitions, the Company recognized $2.2 million of goodwill, $3.5 million of customer relationships and a bargain purchase gain of $1.4 million. Goodwill represents the synergies and economies of scale expected from expanding into key developed and high-growth markets. Goodwill is not expected to be deductible for tax purposes. Customer relationships have an estimated useful life of 10 years. Pre-existing debt as part of the acquisitions was extinguished at closing and included within the preliminary allocation of the aggregate purchase price. As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed, an initial $1.4 million bargain purchase gain from the Ireland firm and Nigeria consulting firm was recognized. The bargain purchase gains are primarily due to negotiating economic consideration in the form of post-combination compensation arrangements with substantive service conditions.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisitions, the Company entered into several service-based payment arrangements, under which the selling shareholders are eligible to receive future payments. These arrangements include contingent annual cash payments equal to 100% of the annual net profit generated by the acquired entity for each of the five consecutive twelve-month periods following the acquisition date, recognized in compensation expense in the relevant periods, the granting of 822,214 restricted Class A (see Note 12 "Restricted Class A Common Stock") and cash payments based on the net working capital of the acquired entities of $5.4 million, recognized as compensation expense over a three-year service period. Stock-based compensation expense to be recognized over a five-year service period is $24.0 million. Service-based payments of $6.9 million to be paid sixteen months after the close of the acquisitions will be recognized as compensation expense over the related period. Because these service-based payments requiring the selling shareholders' continued employment with the Company, the arrangements are accounted for as post-combination compensation expense rather than as part of the initial purchase consideration and included in cost of services in the consolidated statements of operations. In the consolidated balance sheet, cash payments are recognized in other liabilities and share-based payments are recognized in additional paid-in capital.
The results of operations of these acquisitions are included in the Company's unaudited condensed consolidated statements of operations from their respective dates of acquisition and were not material.
Pro forma results of operations for the acquisitions have not been presented because they are not material to the Company's unaudited condensed consolidated financial statements.
Note 19. Subsequent Events
Inorganic Growth
In July 2026, the Company announced it closed the acquisition of a tax firm in Switzerland and a business combination in Canada, expanding its presence across key markets as it continues to scale its global platform.
Due to the limited amount of time since the dates of the closed acquisition and business combination, the initial accounting is incomplete, and therefore the Company is unable to disclose the information required by ASC 805. The Company will include relevant disclosures as required in the third quarter of 2026.
In August 2026, the Company also announced it entered into definitive agreements for the acquisitions of a tax and legal firm in Mexico, a tax firm in the United Kingdom and six consulting firms in the United States. The acquisitions are expected to close in the fourth quarter of 2026, subject to the satisfaction of certain closing conditions.
Distributions
After the reporting date of June 30, 2026, the Company effected distributions to its pre-IPO owners in an aggregate amount of $5.5 million, related to undistributed capital and allocated income declared payable prior to the Reorganization Transactions.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise required, references in this Quarterly Report on Form 10-Q to "Andersen", "we", "us", and "our" shall mean Andersen Group Inc. and its subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at June 30, 2026 and December 31, 2025, results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in Part I, Item 1A. "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Overview
We are a leading provider of independent tax, valuation and financial advisory services to individuals, wealthy families, businesses and institutional clients in the United States and internationally. From our roots as a tax advisory firm, we have strategically expanded our business to build an integrated platform of service offerings that enables us to solve our clients’ most complex challenges. We have achieved this by delivering market-leading technical expertise combined with practical advice, supported by our unique firm culture, integrated services offerings and our relationship with Andersen Global, a Swiss association of over 300 member and collaborating firms.
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
Recent Developments
Inorganic Growth Opportunities
Andersen’s relationships with over 400 Andersen Global and Andersen Consulting member and collaborating firms provide opportunities for domestic and international expansion through closer partnerships, future acquisitions and future business combinations. In the second quarter of 2026, the Company closed the acquisitions of tax firms in Ireland and New Zealand, a tax firm and a consulting firm in Nigeria, and a tax firm and a law firm in Uruguay, expanding its presence across key developed and high-growth markets as it continues to scale its global platform. In addition, in the third quarter of 2026, Andersen closed the acquisition of a tax firm in Switzerland and a business combination in Canada and entered into definitive agreements for the acquisitions of a tax and legal firm in Mexico, a tax firm in the United Kingdom and six consulting firms in the United States. These eight additional acquisitions are expected to close in the fourth quarter of 2026, subject to the satisfaction of certain closing conditions.
Executive Summary
Revenue for the three months ended June 30, 2026 was $217.7 million, representing 23.7% year-over-year growth as compared to $176.0 million for the three months ended June 30, 2025. Revenue for the six months ended June 30, 2026 was $458.4 million, representing 19.4% year-over-year growth as compared with $384.1 million for the six months ended June 30, 2025. Revenue growth in 2026 was driven by strong execution and continued demand across our core markets, client growth, higher volume and service line expansion along with inorganic growth from acquisitions closed in the second quarter of 2026. There were no large one-time 2026 revenue items, and all of our service lines grew revenues year-over-year.

Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance and make strategic decisions:
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Revenue (in thousands)	$217,658	$175,991	$458,404	$384,058
Clients

	Six Months Ended June 30,
	2026	2025
Client groups	13,500	11,300
Client engagements	23,800	20,600
People Metrics

	June 30,	December 31,
	2026	2025
Total employees	2,690	2,296
Attrition rate - United States	15.7%	14.2%
Revenue and Components of Revenue
We generate our revenue from providing tax and financial advisory services to our clients. During the three and six months ended June 30, 2026 and 2025, the substantial majority of our revenue was generated on a time and materials basis and, to a lesser extent, on a fixed fee basis and contingent fee basis. In the future, our revenue and profitability could vary materially depending on changes in the nature of services provided, as well as the stage of performance at which the right to receive fees is finally determined. We provide services in four primary areas:
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
During the three months ended June 30, 2026, our revenue increased by 23.7% to $217.7 million from $176.0 million during the three months ended June 30, 2025. During the six months ended June 30, 2026, our revenue increased by 19.4% to $458.4 million from $384.1 million during the six months ended June 30, 2025. Revenue consists of professional services revenue and reimbursable expenses, which primarily includes contracted costs from third parties that are billable to clients.

Revenue by Service Line
We have built a multidimensional independent advisory firm with the ability to provide differentiated services across tax and financial services to address our clients’ most complex challenges. This is reflected in the revenue contribution of our services lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Private Client Services	47.1%	49.8%	49.2%	49.9%
Business Tax Services	39.2%	35.5%	36.2%	34.9%
Alternative Investment Funds	8.1%	8.5%	9.4%	9.7%
Valuation Services	5.6%	6.2%	5.2%	5.5%
The percentage of revenue by service line has largely remained stable over the past five years.
Revenue by Geographic Region
Since our founding, we have expanded our geographic reach across the United States, serving clients from 28 offices as of June 30, 2026. While our offices are primarily situated in major metropolitan areas, our expansive presence across the United States allows us to adapt to regional market fluctuations and capitalize on localized opportunities. Geographic revenue contribution is derived from the assigned office of each employee working on an engagement. This regional allocation typically aligns with the region in which the client is located, but in some cases, the client may be in a region different from the location of the office or employees. In the second quarter of 2026, we also expanded internationally as part of our inorganic growth strategy.
Revenue by region was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States - East	39.1%	37.6%	40.7%	38.8%
United States - Central	17.3%	18.7%	16.8%	17.8%
United States - West	41.1%	43.7%	41.3%	43.4%
International	2.5%	—	1.2%	—
Clients
Client groups will often comprise multiple client engagements with different entities or individuals, such as multiple subsidiaries of an entity, multiple principals within a single private equity fund or multiple individuals or trusts within a single wealthy family. We evaluate our portfolio of client groups and client engagements on a periodic basis using a variety of quality-based metrics and may, from time-to-time, modify, consolidate or discontinue client relationships or client engagements.
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

People Metrics
Compensation represents the largest portion of our operating expenses. As a result, we monitor our total number of employees and growth in employees:

	As of June 30,
	2026	2025
Managing Directors	349	315
Non-Managing Directors	2,341	1,905
Total Employees	2,690	2,220
Our workforce, which excludes temporary staff, consists of predominantly client serving professionals, and grew to 2,690 total employees as of June 30, 2026. As of June 30, 2026, our annualized attrition rate, excluding international acquisitions, increased by 1.5 percentage points to 15.7% from 14.2% as of December 31, 2025.
As of June 30, 2026, our workforce had a balanced distribution of tenure, reflecting a blend of experienced professionals and newer talent. Our 2,690 total employees included 349 Managing Directors as of June 30, 2026.
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
Adjusted Net Income and Adjusted Net Income Margin
We define Adjusted Net Income as net income plus expenses related to transaction activities, including costs related to planned mergers, acquisitions, and business combinations, non-recurring equity restructuring costs and non-cash equity-based compensation expense. We define Adjusted Net Income Margin as Adjusted Net Income divided by revenue. We believe Adjusted Net Income and Adjusted Net Income Margin enhance an investor’s understanding of our financial and operating performance because they exclude transaction-related costs allowing for greater transparency into what measures we use in operating our business and measuring our performance. In addition, these measures enable comparison of financial trends and results between periods.
In the second quarter of 2026, we revised our definition of Adjusted Net Income and Adjusted Net Income Margin to include all non-cash equity-based compensation, and in the last twelve months ended June 30, 2026, non-cash equity-based compensation expenses for LTIP Units and restricted stock units were added to conform to the current presentation. The change is intended to provide a more meaningful measure of our underlying operating performance by excluding equity-based compensation charges which are non-cash in nature and do not reflect our core operating results. The additional adjustments are consistent with our treatment of other equity-based compensation expenses and are intended to provide greater consistency in presentation. We applied the revised definition consistently to current and comparative periods, where applicable, to enhance period-to-period comparability. The impact of the revision is not material to previously disclosed figures.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
We define EBITDA as net income plus income tax expense, interest expense, and depreciation and amortization less interest income. We define Adjusted EBITDA as EBITDA with adjustments to exclude results from expenses related to transaction activities, including costs related to planned mergers, acquisitions, and business combinations, non-cash equity-based compensation expense and non-recurring equity restructuring costs. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
In the second quarter of 2026, we revised our definition of Adjusted EBITDA and Adjusted EBITDA Margin to include all non-cash equity-based compensation, and in the last twelve months ended June 30, 2026, non-cash equity-based compensation expenses for LTIP Units and restricted stock units were added to conform to the current presentation. The change is intended to provide a more meaningful measure of our underlying operating performance by excluding equity-based compensation charges which are non-cash in nature and do not reflect our core operating results. The additional adjustments are consistent with our treatment of other equity-based compensation expenses and are intended to provide greater consistency in presentation. We applied the revised definition consistently to current and comparative periods, where applicable, to enhance period-to-period comparability. The impact of the revision is not material to previously disclosed figures.
The following table summarizes the Non-GAAP Financial Measures (along with the most directly comparable GAAP measures) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Last Twelve Months Ended June 30,
	2026	2025	2026	2025	2026	2025
	($ in thousands)
Net (loss) income	$(10,094)	$(95,983)	$7,644	$(45,407)	$(77,118)	$42,504
Adjusted Net Income(1)	39,002	28,105	106,283	83,333	240,634	172,825
EBITDA(1)	(3,255)	(101,840)	23,925	(46,096)	(50,876)	45,005
Adjusted EBITDA(1)	45,960	29,678	122,793	86,855	262,954	179,549
Revenue	217,658	175,991	458,404	384,058	913,038	774,086
Net (Loss) Income Margin	(4.6)%	(54.5)%	1.7%	(11.8)%	(8.4)%	5.5%
Adjusted Net Income Margin(1)	17.9%	16.0%	23.2%	21.7%	26.4%	22.3%
Adjusted EBITDA Margin(1)	21.1%	16.9%	26.8%	22.6%	28.8%	23.2%

(1)These are non-GAAP financial measures. See below for a reconciliation to the most directly comparable GAAP financial measure.

The following table reflects the reconciliation of net (loss) income to Adjusted Net Income and Adjusted Net Income Margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Last Twelve Months Ended June 30,
	2026	2025	2026	2025	2026	2025
	($ in thousands)
Net (loss) income	$(10,094)	$(95,983)	$7,644	$(45,407)	$(77,118)	$42,504
Transaction costs(1)	935	1,959	4,984	3,392	8,970	4,985
Equity-based compensation:
Vesting of Class X Aggregator Units and 2025 pre-IPO profits interest units(2)	42,268	129,559	83,372	129,559	100,501	129,559
Profits interest units at AT Umbrella LLC ("LTIP Units")(3)	1,748	—	2,648	—	2,749	—
Restricted stock issued to acquired firms(4)	846	—	846	—	846	—
Restricted stock units(5)	3,418	—	7,018	—	7,601	—
Equity restructuring costs(6)	—	—	—	—	193,163	—
Income tax effect of adjustments	(119)	(7,430)	(229)	(4,211)	3,922	(4,223)
Adjusted Net Income	$39,002	$28,105	$106,283	$83,333	$240,634	$172,825
Revenue	217,658	175,991	458,404	384,058	913,038	774,086
Net (Loss) Income Margin	(4.6%)	(54.5%)	1.7%	(11.8%)	(8.4%)	5.5%
Adjusted Net Income Margin	17.9%	16.0%	23.2%	21.7%	26.4%	22.3%

The following table is a reconciliation of net (loss) income to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Last Twelve Months Ended June 30,
	2026	2025	2026	2025	2026	2025
	($ in thousands)
Net (loss) income	$(10,094)	$(95,983)	$7,644	$(45,407)	$(77,118)	$42,504
Interest income	(1,497)	(1,030)	(3,376)	(2,230)	(5,312)	(4,854)
Interest expense	5,887	104	12,121	247	13,310	279
Depreciation and amortization	2,522	2,036	4,796	4,131	9,670	8,351
Income tax expense (benefit)	(73)	(6,967)	2,740	(2,837)	8,574	(1,275)
EBITDA	(3,255)	(101,840)	23,925	(46,096)	(50,876)	45,005
Transaction costs(1)	935	1,959	4,984	3,392	8,970	4,985
Equity-based compensation:
Vesting of Class X Aggregator Units and 2025 pre-IPO profits interest units(2)	42,268	129,559	83,372	129,559	100,501	129,559
Profits interest units at AT Umbrella LLC ("LTIP Units")(3)	1,748	—	2,648	—	2,749	—
Restricted stock issued to acquired firms(4)	846	—	846	—	846	—
Restricted stock units(5)	3,418	—	7,018	—	7,601	—
Equity restructuring costs(6)	—	—	—	—	193,163	—
Adjusted EBITDA	45,960	29,678	122,793	86,855	262,954	179,549
Revenue	217,658	175,991	458,404	384,058	913,038	774,086
Net (Loss) Income Margin	(4.6)%	(54.5)%	1.7%	(11.8)%	(8.4)%	5.5%
Adjusted EBITDA Margin	21.1%	16.9%	26.8%	22.6%	28.8%	23.2%

(1)Transaction costs include certain legal, accounting and consulting costs incurred related to planned mergers, acquisitions, and business combinations during the three and six months ended June 30, 2026 and certain legal, accounting and consulting costs incurred for public company readiness not eligible for capitalization and related to the planned restructuring during the three and six months ended June 30, 2025.
(2)Equity-based compensation expense associated with the vesting of Class X Aggregator Units consists of non-cash expenses associated with the vesting of Class X Aggregator Units, which were part of the Reorganization Transactions and described in Note 12, “Equity-based Compensation—Class X Aggregator Units” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. During the three and six months ended June 30, 2026, we recognized $36.2 million and $73.7 million, respectively, of non-cash equity-based compensation expense associated with Class X Aggregator Units in cost of services, and $6.1 million and $9.7 million, respectively, in sales, general and administrative expense.
(3)Profits interest units at AT Umbrella LLC (“LTIP Units”) are exchangeable for Class A common stock from Andersen Group Inc. During the three and six months ended June 30, 2026, we recognized $1.5 million and $2.4 million, respectively, of non-cash equity-based compensation expense associated with LTIP Units in cost of services, and $0.3 million and $0.3 million, respectively, in sales, general and administrative expense.
(4)Restricted stock issued to acquired firms represents shares of Class A common stock subject to a service period of 5 years. During each of the three and six months ended June 30, 2026, we recognized $0.8 million of non-cash equity-based compensation expense associated with restricted stock issued to acquired firms in cost of services.
(5)Restricted stock units granted to employees are subject to a vesting service period of 6 years. During the three and six months ended June 30, 2026, we recognized $2.7 million and $5.5 million, respectively, of non-cash equity-based compensation expense associated with restricted stock units issued to employees in cost of services, and $0.7 million and $1.5 million, respectively, in sales, general and administrative expense.

(6)In connection with the Reorganization Transactions, we incurred certain equity restructuring expenses as a result of the exchange of historical equity interests of the Management Holdcos for new Class H Aggregator Units and/or the combination of Class X Aggregator Units and Member Notes. The expense for these were incurred in December 2025.
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
Our busiest periods typically align with U.S. tax filing deadlines, particularly the months leading up to March 15th for corporate tax filings, April 15th for individual tax filings, and the extension deadlines in September and October. During these peak times, we typically experience a substantial increase in client engagements and workload, which has historically driven an increase in billable hours and revenue in the first and third quarters of the year.
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
Equity-Based Compensation
In connection with the IPO and the Reorganization Transactions, we incurred substantial equity-based compensation expense with respect to (1) RSUs and Aggregator LTIP Units that we granted in connection with the IPO, (2) the exchange of the profits interest units granted in 2025 for unvested Class X Aggregator Units as part of the Reorganization Transactions, and (3) the exchange of Management Holdco units for unvested Class X Aggregator Units as part of the Reorganization Transactions. We expect to incur equity-based compensation expense with respect to equity-based awards we intend to grant in the future, including RSUs under our equity incentive plan and Aggregator LTIP Units. Our equity-based compensation is described further in Note 12, “Equity-based Compensation” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Depreciation and Amortization
Depreciation and amortization primarily consist of depreciation and amortization of our property and equipment, software and acquired intangible assets.
Interest Income
Interest income consists of interest earned on cash and cash equivalent balances, investments in held-to-maturity debt securities, and notes receivable from related parties.

Interest Expense
Interest expense consists primarily of interest related to the Capital Account Notes and the Holdover Note. We expect to incur lower interest expense in the future related to the Capital Account Notes and the Holdover Note as principal amounts are paid down.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our consolidated results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Revenue	$217,658	$175,991	$41,667	23.7%
Operating expenses:
Cost of services (excluding depreciation and amortization)	173,554	225,243	(51,689)	(22.9)
Sales, general and administrative	50,504	53,879	(3,375)	(6.3)
Depreciation and amortization	2,522	2,036	486	23.9
Total operating expenses	226,580	281,158	(54,578)	(19.4)
Operating loss	(8,922)	(105,167)	96,245	NM
Interest income	1,497	1,030	467	45.3
Interest expense	(5,887)	(104)	(5,783)	NM
Other income, net	3,145	1,291	1,854	143.6
Loss before income tax benefit	(10,167)	(102,950)	92,783	NM
Income tax benefit	(73)	(6,967)	6,894	NM
Net loss	$(10,094)	$(95,983)	$85,889	NM
Less: net loss attributable to noncontrolling interest	$(9,086)
Net loss attributable to Andersen Group Inc.	$(1,008)
(1) NM—fluctuation in terms of percentage change is not meaningful.

The following table sets forth our consolidated results of operations expressed as a percentage of revenue:

	Three Months Ended June 30,
	2026	2025
Revenue	100%	100%
Operating expenses:
Cost of services (excluding depreciation and amortization)	79.7	128.0
Sales, general and administrative	23.2	30.6
Depreciation and amortization	1.2	1.2
Total operating expenses	104.1	159.8
Operating loss	(4.1)	(59.8)
Interest income	0.7	0.6
Interest expense	(2.7)	(0.1)
Other income, net	1.4	0.7
Loss before income tax benefit	(4.7)	(58.5)
Income tax benefit	0.0	(4.0)
Net loss	(4.6)%	(54.5)%
Less: net loss attributable to noncontrolling interest	(4.2)
Net loss attributable to Andersen Group Inc.	(0.5)%
Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Revenue	$217,658	$175,991	$41,667	23.7%
Our revenue during the three months ended June 30, 2026 increased by $41.7 million, or 23.7%, to $217.7 million, compared to $176.0 million during the three months ended June 30, 2025. Revenue growth was broad-based across all service lines, driven by client additions, higher volume, and service line expansion during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Inorganic growth also contributed $5.5 million to the increase in revenue during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Operating Expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Cost of services (excluding depreciation and amortization)	$173,554	$225,243	$(51,689)	(22.9)%
Sales, general and administrative	50,504	53,879	(3,375)	(6.3)
Depreciation and amortization	2,522	2,036	486	23.9
Total operating expenses	$226,580	$281,158	$(54,578)	(19.4)%
Cost of services
Our cost of services during the three months ended June 30, 2026 decreased by $51.7 million, or 22.9%, to $173.6 million compared to $225.2 million during the three months ended June 30, 2025. The decrease in cost of services was primarily attributable to a large one-time expense related to pre-IPO profits interest units during the three months ended June 30, 2025 of $104.5 million. We incurred $41.2 million in non-cash equity-based compensation in the second quarter of 2026 resulting from Class X Aggregator Units, LTIP Units, RSUs and restricted shares of Class A common stock granted. This decrease was offset partly by organic and inorganic growth. Cost of services as a percentage of revenue decreased period-over-period from 128.0% during the three months ended June 30, 2025 to 79.7% for the three months ended June 30, 2026.

Sales, general and administrative
Our sales, general and administrative expenses during the three months ended June 30, 2026 decreased by $3.4 million, or 6.3%, to $50.5 million compared to $53.9 million during the three months ended June 30, 2025. The decrease was primarily related to equity-based compensation costs. We incurred $25.0 million of equity based compensation expense related to pre-IPO profits interest units during the three months ended June 30, 2025. During the three months ended June 30, 2026, we incurred expenses of $7.1 million resulting from grants of equity-based compensation. This decrease was offset partly by increased legal expenses as the three months ended June 30, 2025 incurred a gain on a reversal of a legal accrual of $9.5 million. Sales, general and administrative costs as a percentage of revenue decreased period-over-period from 30.6% for the three months ended June 30, 2025 to 23.2% for the three months ended June 30, 2026.
Depreciation and amortization
Our depreciation and amortization expenses during the three months ended June 30, 2026 increased by $0.5 million or 23.9%, to $2.5 million compared to $2.0 million during the three months ended June 30, 2025. Depreciation and amortization costs as a percentage of revenue remained consistent period-over-period at 1.2%.
Interest Income

	Three Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Interest income	$1,497	$1,030	$467	45.3%
Interest income during the three months ended June 30, 2026 increased by $0.5 million, or 45.3%, to $1.5 million, compared to $1.0 million during the three months ended June 30, 2025. The increase in interest income is attributable to higher average balances held in interest-bearing cash and investment accounts.
Interest Expense

	Three Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Interest expense	$5,887	$104	$5,783	NM

Interest expense for the three months ended June 30, 2026 was approximately $5.9 million, and was $0.1 million for the three months ended June 30, 2025. The increase was attributable to the Capital Account Notes and Holdover Note incurred in connection with the IPO and Reorganization Transactions described in Note 1, “Organization and Business Description” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Other Income, Net

	Three Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Other income, net	$3,145	$1,291	$1,854	143.6%
Other income, net during the three months ended June 30, 2026 increased by $1.9 million, or 143.6%, to $3.1 million, compared to $1.3 million during the three months ended June 30, 2025. The increase was primarily attributable to a gain on bargain purchase recognized during the three months ended June 30, 2026 of $1.4 million.

Income Tax Benefit

	Three Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Income tax benefit	$(73)	$(6,967)	$6,894	NM
For the three months ended June 30, 2026 and 2025, we recorded an income tax benefit of $0.1 million and $7.0 million, respectively, on pre-tax loss of $10.2 million and $103.0 million respectively. Our effective tax rate for the three months ended June 30, 2026 was 0.7% compared to 6.8% for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 differed from the U.S. statutory rate of 21.0% primarily due to non-controlling interest as Andersen Group Inc. is only subject to income tax on its allocable share of partnership income from AT Umbrella LLC and state and local income taxes. The effective tax rate for the three months ended June 30, 2025 differed from the U.S. statutory rate of 21.0% primarily related to income not subject to entity level tax as we were taxed as a partnership and compensation expense recorded for accounting purposes related to profit interest units that are not deductible for tax purposes and certain state and local entity level taxes.
As of June 30, 2026, our conclusion regarding the realizability of our US deferred tax assets did not change and we continued to conclude that substantially all of its investment in AT Umbrella LLC is not realizable on a more-likely-than-not basis as the investment in AT Umbrella LLC is capital in nature.
Net Loss Attributable to Noncontrolling Interest
The net loss attributable to the noncontrolling interest of AT Umbrella LLC for the three months ended June 30, 2026 was $9.1 million, which was 88.1% of the earnings of AT Umbrella LLC for the three months ended June 30, 2026.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our consolidated results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Revenue	$458,404	$384,058	$74,346	19.4%
Operating expenses:
Cost of services (excluding depreciation and amortization)	339,935	343,206	(3,271)	(1.0)
Sales, general and administrative	98,515	89,241	9,274	10.4
Depreciation and amortization	4,796	4,131	665	16.1
Total operating expenses	443,246	436,578	6,668	1.5
Operating income (loss)	15,158	(52,520)	67,678	NM
Interest income	3,376	2,230	1,146	51.4
Interest expense	(12,121)	(247)	(11,874)	NM
Other income, net	3,971	2,293	1,678	73.2
Income (loss) before income tax expense (benefit)	10,384	(48,244)	58,628	NM
Income tax expense (benefit)	2,740	(2,837)	5,577	NM
Net income (loss)	$7,644	$(45,407)	$53,051	NM
Less: net income attributable to noncontrolling interest	$8,158
Net loss attributable to Andersen Group Inc.	$(514)
(1) NM—fluctuation in terms of percentage change is not meaningful.

The following table sets forth our consolidated results of operations expressed as a percentage of revenue:

	Six Months Ended June 30,
	2026	2025
Revenue	100%	100%
Operating expenses:
Cost of services (excluding depreciation and amortization)	74.2	89.4
Sales, general and administrative	21.5	23.2
Depreciation and amortization	1.0	1.1
Total operating expenses	96.7	113.7
Operating income (loss)	3.3	(13.7)
Interest income	0.7	0.6
Interest expense	(2.6)	(0.1)
Other income, net	0.9	0.6
Income (loss) before income tax expense (benefit)	2.3	(12.6)
Income tax expense (benefit)	0.6	(0.7)
Net income (loss)	1.7%	(11.8)%
Less: net income attributable to noncontrolling interest	1.8
Net loss attributable to Andersen Group Inc.	(0.1)%
Revenue

	Six Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Revenue	$458,404	$384,058	$74,346	19.4%
Our revenue during the six months ended June 30, 2026 increased by $74.3 million, or 19.4%, to $458.4 million, compared to $384.1 million during the six months ended June 30, 2025. Revenue growth was broad-based across all service lines, driven by client additions, higher volume, and service line expansion during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Inorganic growth also contributed $5.5 million to the increase in revenue during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Operating Expenses

	Six Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Cost of services (excluding depreciation and amortization)	$339,935	$343,206	$(3,271)	(1.0)%
Sales, general and administrative	98,515	89,241	9,274	10.4
Depreciation and amortization	4,796	4,131	665	16.1
Total operating expenses	$443,246	$436,578	$6,668	1.5%
Cost of services
Our cost of services during the six months ended June 30, 2026 decreased by $3.3 million, or 1.0%, to $339.9 million compared to $343.2 million during the six months ended June 30, 2025. The decrease in cost of services was primarily attributable to the decrease in non-cash equity-based compensation in the second quarter of 2026 compared to the six months ended June 30, 2025, which had a large one-time expense incurred of $104.5 million related to pre-IPO profits interest units. This was offset partially by an increase in other personnel costs as a result of the organic and inorganic growth in the business and an increase in billable expenses from the growth in consulting client engagements. Cost of services as a percentage of revenue decreased period-over-period from 89.4% during the six months ended June 30, 2025 to 74.2% for the six months ended June 30, 2026.

Sales, general and administrative
Our sales, general and administrative expenses during the six months ended June 30, 2026 increased by $9.3 million, or 10.4%, to $98.5 million compared to $89.2 million during the six months ended June 30, 2025. The increase was primarily related to a large one-time reversal of a $9.5 million legal accrual in 2025 that did not recur in 2026. Sales, general and administrative costs as a percentage of revenue decreased period-over-period from 23.2% for the six months ended June 30, 2025 to 21.5% for the six months ended June 30, 2026.
Depreciation and amortization
Our depreciation and amortization expenses during the six months ended June 30, 2026 increased by $0.7 million or 16.1%, to $4.8 million compared to $4.1 million during the six months ended June 30, 2025. Depreciation and amortization costs as a percentage of revenue remained relatively consistent period-over-period at 1.0% compared to 1.1%.
Interest Income

	Six Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Interest income	$3,376	$2,230	$1,146	51.4%
Interest income during the six months ended June 30, 2026 increased by $1.1 million, or 51.4%, to $3.4 million, compared to $2.2 million during the six months ended June 30, 2025. The increase in interest income is attributable to higher average balances held in interest-bearing cash and investment accounts.
Interest Expense

	Six Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Interest expense	$12,121	$247	$11,874	NM
Interest expense for the six months ended June 30, 2026 was approximately $12.1 million, and was $0.2 million for the six months ended June 30, 2025. The increase was attributable to the Capital Account Notes and Holdover Note incurred in connection with the IPO and Reorganization Transactions described in Note 1, “Organization and Business Description” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Other Income, Net

	Six Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Other income, net	$3,971	$2,293	$1,678	73.2%
Other income, net during the six months ended June 30, 2026 increased by $1.7 million, or 73.2%, to $4.0 million, compared to $2.3 million during the six months ended June 30, 2025. The increase was primarily attributable to a gain on bargain purchase recognized during the six months ended June 30, 2026 of $1.4 million.

Income Tax Expense (Benefit)

	Six Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Income tax expense (benefit)	$2,740	$(2,837)	$5,577	NM
For the six months ended June 30, 2026 and 2025, we recorded an income tax provision of $2.7 million and an income tax benefit of $2.8 million, respectively, on pre-tax income of $10.4 million and pre-tax loss of $48.2 million respectively. Our effective tax rate for the six months ended June 30, 2026 was 26.4% compared to 5.9%, for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 differed from the U.S. statutory rate of 21.0% primarily due to non-controlling interest as Andersen Group Inc. is only subject to income tax on its allocable share of partnership income from AT Umbrella LLC and state and local income taxes. The effective tax rate for the six months ended June 30, 2025 differed from the U.S. statutory rate of 21.0% primarily related to income not subject to entity level tax as we were taxed as a partnership and compensation expense recorded for accounting purposes related to profit interest units that are not deductible for tax purposes and certain state and local entity level taxes.
As of June 30, 2026, our conclusion regarding the realizability of our US deferred tax assets did not change and we continued to conclude that substantially all of its investment in AT Umbrella LLC is not realizable on a more-likely-than-not basis as the investment in AT Umbrella LLC is capital in nature.
Net Income Attributable to Noncontrolling Interest
The net income attributable to the noncontrolling interest of AT Umbrella LLC for the six months ended June 30, 2026 was $8.2 million, which was 89.1% of the earnings of AT Umbrella LLC for the six months ended June 30, 2026.
Liquidity and Capital Resources
Historically, we have generated sufficient cash to fund our operations, capital expenditures and discretionary funding needs through cash generated from our operating activities. As of June 30, 2026, cash and cash equivalents were $175.6 million and investments in treasury securities were $2.1 million.
Working capital, which we define as current assets less current liabilities, was $220.0 million as of June 30, 2026, compared to $216.2 million as of December 31, 2025, an increase of $3.7 million. The increase was primarily driven by cash provided by operating activities of $65.8 million offset by principal payments on long-term debt and cash paid for business combinations. Working capital is not a measure defined under U.S. GAAP and may not be comparable to similarly titled measures used by other companies.
Our expected liquidity needs may be impacted by discretionary investments, acquisitions and business combinations that we could pursue in the future. However, we could raise additional funds through public or private debt or equity financings in the future to, among other things:
•purchase, redeem or exchange shares;
•pay dividends;
•acquire businesses;
•expand geographically; or
•invest in developing new services.
We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our current and longer-term working capital, investments and other general corporate funding requirements. Substantially all of our cash is held in the United States where there are no significant regulatory restrictions or material tax effects on the free flow of funds among entities in our corporate structure.
Our working capital management primarily relates to trade accounts receivable, accounts payable, and incentive-based compensation and other assets typically related to activities in the normal course of our business operations. At any specific point in time, working capital is subject to many variables, including seasonality and the timing of cash receipts and payments.

Tax Receivable Agreement
In connection with the Reorganization Transactions, we entered into a Tax Receivable Agreement (TRA) with certain pre-IPO owners. Under the TRA, we are required to pay to Aggregator 85% of the cash tax savings, if any, that we realize or are deemed to realize as a result of (i) increases in tax basis of AT Umbrella LLC’s assets resulting from purchases or exchanges of Class X Umbrella Units for our Class A common stock and (ii) certain other tax benefits, including payments made under the TRA. The TRA includes assumptions that may result in payments exceeding actual tax savings.
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
Distributions
During the six months ended June 30, 2026, we paid distributions to Aggregator of $41.9 million related to members' tax obligations, members’ undistributed capital and allocated income declared prior to the IPO and Reorganization Transactions.
The AT Umbrella LLC Agreement requires cash distributions to the holders of economic interests in AT Umbrella LLC (including holders of Class X Umbrella Units, LTIP Units, the Capital Account Notes and the Holdover Note) for purposes of funding their (or in the case of Aggregator, its members’) tax obligations in respect of the taxable income of AT Umbrella LLC that is allocated to them. During the six months ended June 30, 2026, AT Umbrella LLC paid distributions to Aggregator of $41.7 million in satisfaction of member tax liabilities.
Promissory Notes
In connection with the Reorganization Transactions, AT Umbrella LLC issued two types of promissory notes to Aggregator representing (1) the Holdover Note and (2) the Capital Account Notes. The Holdover Note was issued at an initial principal amount of $162.3 million and accrues interest at 7.63% payable over eight years. The Capital Account Notes were issued at an aggregate initial principal amount of $187.8 million and accrue interest between 6.31% to 7.50% payable over two to seven years.
At June 30, 2026, the Holdover Note and Capital Account Notes have an aggregate principal balance of $301.2 million. See Note 9, “Long-Term Debt” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further information.
Credit Facility
Revolving Line of Credit
We previously maintained a $20.0 million revolving line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. ("JPMorgan"), which was collateralized by substantially all the assets of the Company. The Credit Agreement expired on June 30, 2026 in accordance with its terms and was not renewed. As such, no amount was outstanding on this line of credit as of June 30, 2026. As of December 31, 2025, we had one outstanding standby letter of credit of $1.3 million and no cash borrowings under the Credit Agreement.
Revolving Credit Facility
In June 2026, we entered into a new credit agreement ("New Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”) which provides for up to $50.0 million asset-based revolving credit facility (the "Revolving Credit Facility"). Borrowing availability under the Revolving Credit Facility is determined by reference to an asset-based borrowing base, which includes up to 85% of certain accounts receivable, as reduced by certain reserves. The Revolving

Credit Facility matures in June 2029 and may be used for general corporate purposes, refinancing of existing debt, permitted acquisitions, and ongoing working capital needs.
The Revolving Credit Facility includes a sublimit of $5.0 million for letters of credit, and the interest rate for cash borrowings equal to Term Secured Overnight Financing Rate ("SOFR") plus 1.75%. As of June 30, 2026, we had outstanding standby letters of credit of $1.3 million. We had no cash borrowings as of June 30, 2026. Our outstanding letter of credit is subject to a commitment fee of 0.25% per annum. These fees are included in sales, general and administrative expenses and are immaterial for the three and six months ended June 30, 2026.
The New Credit Agreement includes certain financial and liquidity covenants. The New Credit Agreement includes a springing minimum fixed charge coverage ratio (“FCCR”) requirement of 1.00x, tested monthly on a trailing twelve-month basis, that becomes effective if borrowing availability falls below 25% of the line cap (with a $6.0 million floor). We may make discretionary distributions, earnout payments, and subordinated debt principal payments only if: (i) pro forma availability exceeds 20% of the line cap (with a $4.5 million floor) and pro forma FCCR is 1.00x, or pro forma availability exceeds 25% of the line cap (with a $6.0 million floor); (ii) no existing or pro forma default exists; and (iii) the Lenders have received notice that the payment conditions are satisfied.
Permitted acquisitions are subject to the following conditions: (A) for domestic acquisitions, total consideration does not exceed $25 million; (B) for foreign acquisitions during an undrawn period, total consideration does not exceed $15 million per transaction and $75 million in the aggregate per annum; (C) for foreign acquisitions during a drawn period, total consideration does not exceed $15 million per transaction and $75 million in the aggregate per annum; (D) no existing or pro forma event of default exists; and (E) standard acquisition documentation and certifications are provided to JPMorgan.

During the three and six months ended June 30, 2026, we had no uncured events of default with respect to the financial covenants required by the New Credit Agreement.
See Note 9, “Long-Term Debt” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further information.
Cash Flows for the Six Months Ended June 30, 2026 and 2025
Cash flows from operating, investing and financing activities for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,		Change
	2026	2025	$	%
	($ in thousands)
Net cash flows provided by operating activities	$65,815	$61,875	$3,940	6.4%
Net cash flows (used in) provided by investing activities	(6,692)	15,604	(22,296)	(142.9)
Net cash flows used in financing activities	(133,724)	(86,527)	(47,197)	54.5
Effect of exchange rate changes on cash and cash equivalents	(48)	—	(48)	NM
Change in cash and cash equivalents	$(74,649)	$(9,048)
Operating Activities
Net cash flows provided by operating activities were $65.8 million during the six months ended June 30, 2026 compared to net cash flows provided by operating activities of $61.9 million during the six months ended June 30, 2025, an increase of $3.9 million. The increase was driven by an increase in net income during the six months ended June 30, 2026 to $7.6 million compared to a net loss of $45.4 million during the six months ended June 30, 2025 and offset by lower equity-based compensation added back during the six months ended June 30, 2026.

Investing Activities
Net cash flows used in investing activities were $6.7 million during the six months ended June 30, 2026 compared to net cash provided by investing activities of $15.6 million during the six months ended June 30, 2025, a decrease of $22.3 million. The decrease was primarily driven by increased capital expenditures during the six months ended June 30, 2026 and fewer proceeds from maturity of investments.
Financing Activities
Net cash flows used in financing activities were $133.7 million during the six months ended June 30, 2026 compared to $86.5 million during the six months ended June 30, 2025, an increase of $47.2 million. The increase was driven primarily by principal payments of $48.9 million on the Capital Account Notes and the Holdover Note during the six months ended June 30, 2026.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in the Critical Accounting Estimates section in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, there have been no material changes to our critical accounting estimates, except as follows:
Business Combinations
We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, we account for the transaction under the acquisition method of accounting, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, we recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and noncontrolling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, Business Combinations, we recognize and measure goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired. In cases where the fair value of identified net assets acquired exceeds consideration paid, we recognize a gain on bargain purchase.
The consideration for our business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within other income (expense) in the unaudited condensed consolidated statements of operations.
If determined to be an asset acquisition, we account for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration transferred. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration transferred) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.
Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. We generally obtain the assistance of a valuation specialist in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Determining the useful lives of intangible assets also requires judgment. Acquired intangible assets such as customer relationships are expected to have determinable useful lives. The estimates of the useful lives of definite-lived intangible assets are primarily based upon historical experience, the competitive and macroeconomic environment, and our operating plans. The costs of definite-lived intangibles are amortized to expense over their estimated life.
Contractual Obligations and Commitments
Operating Leases
Our operating lease commitments include corporate office space. As of June 30, 2026, we have recorded lease liabilities associated with lease payment obligations of $113.1 million, with $9.7 million considered current and the remainder noncurrent.
Andersen Global Commitments
Management of Andersen Global has established a program to allocate certain global management, business development and other costs to its member firms. We fund these costs on behalf of Andersen Global and allocate a portion to be reimbursed by non-U.S. member firms. Our sales, general and administrative expenses in the unaudited condensed consolidated statements of operations include amounts for our share of cost allocations for Andersen Global with respect to global business development initiatives. As of June 30, 2026 and December 31, 2025, amounts due from member firms related to the program included in prepaid expenses and other current assets were $12.9 million and $4.3 million, respectively, and amounts due to member firms related to the program included in other current liabilities were $5.3 million and $0.6 million, respectively. See Note 14, “Transactions with Related Parties—Andersen Global Commitments” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional details.
Other Commitments
We are party to an agreement to use certain professional services training facilities (the Training Center Agreement) for a limited number of days per year. The minimum future commitment as of June 30, 2026 under the Training Center Agreement is approximately $4.3 million through 2030.
During 2024 and 2025, we signed commitments for software licenses for certain financial accounting systems and cloud hosting services. The contracts require minimum payments of $13.9 million through 2031.
See Note 15, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional details on our commitments.

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
As required by Rule 13a‑15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the material weaknesses described in Part II, “Item 9A “Controls and Procedures” in the 2025 Annual Report on Form 10-K, which continue to exist as of June 30, 2026. For additional information on our disclosure controls and procedures, reference the sections titled "Previously Reported Material Weaknesses in Internal Control Over Financial Reporting" and "Efforts to Address Previously Identified Material Weaknesses" in Part II, Item 9A “Controls and Procedures” of the 2025 Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Although the results of the actual and threatened legal proceedings, claims, investigations and government inquiries in which we currently are involved cannot be predicted with certainty, we do not believe that there is a reasonable possibility that the final outcome of these matters will have a material adverse effect on our business or financial results. Regardless of the outcome, however, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our reputation and brand and other factors. For additional information on risks relating to litigation, reference Part I, Item 1A "Risk Factors—Risks Related to Our Business, Operations and Industry"—If we were to be held liable for alleged errors, omissions, illegal practices or other misconduct in providing our services to clients, our brand and reputation could be harmed and we could incur significant costs, which may exceed available insurance, if any, and which could harm our business” and "Risk Factors—Risks Related to Our Business, Operations and Industry"—Adverse judgments or settlements in legal disputes could result in monetary damages or injunctive relief that could damage our reputation and materially affect our results of operations” in the 2025 Annual Report on Form 10-K.
Item 1A.Risk Factors
For a discussion of the risk factors affecting us, see Part I, Item 1A "Risk Factors" in the 2025 Annual Report on Form 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In April 2026, we issued 707,823 shares of our Class B common stock to Andersen Aggregator LLC in connection with certain LTIP Unit grants made to certain Managing Directors. The shares of Class B common stock described above were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transactions did not involve a public offering. No underwriters were involved in the transactions.

In May 2026, we closed the acquisition of tax firms in Ireland and New Zealand, a tax firm and a consulting firm in Nigeria, and a tax firm and a law firm in Uruguay (collectively, the "May Transactions"). In addition, our previously announced business combination in Canada and acquisition of a tax firm in Switzerland both closed in July 2026 (collectively, the "July Transactions" and together with the May Transactions, the "Closed Transactions"). As consideration for the Closed Transactions, we issued a total of 822,214 shares of Class A common stock for the May Transactions, and issued 108,517 shares of Class A common stock for the Canada Transaction and issued 32,554 shares of Class A common stock for the Switzerland acquisition (the “Consideration Shares”). The Consideration Shares were valued at $27.8 million for accounting purposes. For more detail regarding these transactions, see Note 18 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The sale and issuance of the Consideration Shares were made pursuant to transactions not involving an underwriter, and were not or will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), as applicable, in reliance upon Regulation S of the Securities Act.
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
We currently intend to use the net proceeds from our IPO (including net proceeds received if the underwriters exercise their over-allotment option in full) to acquire a number of newly issued Class X Umbrella Units equal to the number of shares of Class A common stock issued in the IPO from AT Umbrella LLC, at a purchase price per Class X Umbrella Unit equal to the initial public offering price of Class A common stock after deducting underwriting discounts and commissions. We currently intend to cause AT Umbrella LLC to use the proceeds it receives from the sale of Class X Umbrella Units to us to pay fees and expenses of approximately $9.6 million in connection with the IPO and the reorganization transactions and for other general corporate purposes. We also intend to cause AT Umbrella LLC to use the net proceeds for investments in technology, infrastructure, training and strategic acquisitions of, or investments in, other businesses or technologies that we believe will complement our current business and expansion strategies. Pending other use of the net proceeds from the IPO, we intend to invest the net proceeds of our IPO in a variety short-term, interest-bearing, investment-grade securities and government securities.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
None.
Item 5.Other Information
Trading Arrangements
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Credit Agreement dated June 25, 2026 among Andersen Tax LLC (the “Borrower”), an indirect subsidiary of Andersen Group Inc. (the “Company”) and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-43014	10.1	June 29, 2026
10.2	Subordination Agreement dated June 25, 2026 among AT Umbrella LLC, Andersen Aggregator LLC and JPMorgan Chase Bank, N.A.	8-K	001-43014	10.2	June 29, 2026
10.3	Pledge and Security Agreement dated June 25, 2026 by and among Andersen Tax LLC, (the “Borrower”), Andersen Tax Holdings LLC, (“Holdings”), Andersen Group Inc., (“AGI”), AT Umbrella LLC, (“ATU”), Andersen Global Mobility LLC, (“Mobility”) and JPMorgan Chase Bank, N.A.	8-K	001-43014	10.3	June 29, 2026
10.4	Amendment No. 2 to the Limited Liability Company Agreement of AT Umbrella LLC dated July 22, 2026					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)	X

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

Andersen Group Inc.

August 12, 2026	By:	/s/ Mark Vorsatz
Mark Vorsatz
Chief Executive Officer and Chairman
(Principal Executive Officer)

August 12, 2026	By:	/s/ Neal Livingston
Neal Livingston
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)