Form 10-Q
period 2026-09-30
Andersen Group Inc.
filed 2026-11-12
CIK 2065708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 5, 2026, there were 19,729,661 shares of the registrant’s Class A common stock, par value $0.0001 and 94,346,043 shares of the registrant’s Class B common stock, par value $0.0001, outstanding.

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
•our ability to successfully implement artificial intelligence (AI), machine learning, and data analytics across our service offerings;
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

PART I
Item 1.Financial Statements
ANDERSEN GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2026 AND DECEMBER 31, 2025
(in thousands, except par value and share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$193,579	$250,280
Restricted cash	3,079	—
Accounts receivable, net of allowance for credit losses of $7,271 and $1,676, respectively	266,739	123,418
Loans and notes receivable from related parties, net of allowance for credit losses of $3,219 and $2,513, respectively	198	473
Investments in held-to-maturity debt securities, current	378	8,179
Prepaid expenses and other current assets	35,781	29,688
Total current assets	499,754	412,038
Loans and notes receivable from related parties, net of allowance for credit losses of $3,623 and $8,222, respectively	1,075	440
Property and equipment, net	43,561	35,695
Operating lease right-of-use assets	80,887	82,104
Intangible assets, net	11,272	2,543
Deferred tax assets	85,020	—
Goodwill	35,468	30,078
Other assets	1,711	2,242
Total assets	$758,748	$565,140
Liabilities, redeemable noncontrolling interest and stockholders' equity (deficit)
Current liabilities:
Accounts payable and other accrued expenses	$14,228	$11,998
Accrued payroll and benefits	61,718	46,332
Deferred revenue	15,601	12,522
Distributions payable to related parties	—	52,745
Operating lease liabilities, current	15,445	3,958
Notes payable to related parties, current portion	54,826	62,340
Other current liabilities	36,479	5,912
Total current liabilities	198,297	195,807
Operating lease liabilities, noncurrent	102,939	106,448
Notes payable to related parties, less current portion	232,887	287,745
Tax Receivable Agreement liability	74,363	—
Other liabilities	11,195	3,517
Total liabilities	619,681	593,517
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest (Note 10)	—	106,354
Stockholders' equity (deficit):
Preferred stock, par value $0.0001 per share: 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, par value $0.0001 per share: 1,000,000,000 shares authorized, 18,642,410 shares and 12,650,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	1

Class B common stock, par value $0.0001 per share: 300,000,000 shares authorized, 94,346,043 and 99,166,563 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9	10
Additional paid-in-capital	71,006	—
Accumulated deficit	(790,490)	(134,742)
Accumulated other comprehensive income	(21)	—
Total stockholders' deficit attributable to Andersen Group Inc.	(719,494)	(134,731)
Noncontrolling interest (Note 10)	858,561	—
Total stockholders' equity (deficit)	139,067	(134,731)
Total liabilities, redeemable noncontrolling interest and stockholders' equity (deficit)	$758,748	$565,140
See accompanying notes to unaudited condensed consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$337,318	$284,288	$795,722	$668,346
Operating expenses:
Cost of services (excluding depreciation and amortization)	182,957	123,832	522,892	467,038
Sales, general and administrative	49,057	40,485	147,572	129,726
Depreciation and amortization	2,864	2,637	7,660	6,768
Total operating expenses	234,878	166,954	678,124	603,532
Operating income	102,440	117,334	117,598	64,814
Interest income	1,581	881	4,957	3,111
Interest expense	(5,739)	(20)	(17,860)	(267)
Other income, net	1,313	786	5,284	3,079
Income before income tax expense	99,595	118,981	109,979	70,737
Income tax expense	31,627	7,870	34,367	5,033
Net income	$67,968	$111,111	$75,612	$65,704
Less: net income attributable to noncontrolling interest	$76,949		$85,107
Net loss attributable to Andersen Group Inc.	$(8,981)		$(9,495)

Net loss per share of Class A common stock, basic and diluted	$(0.55)		$(0.68)
Weighted-average shares of Class A common stock outstanding, basic and diluted	16,215,709		14,055,314

Comprehensive income
Net income	67,968		75,612
Other comprehensive loss, net of tax
Foreign currency translation losses	(146)		(146)
Comprehensive income	$67,822		$75,466
Less: comprehensive income attributable to noncontrolling interest	76,824		84,982
Comprehensive loss attributable to Andersen Group Inc.	$(9,002)		$(9,516)
See accompanying notes to unaudited condensed consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) / MEMBERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit Attributable to Andersen Group Inc.	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balance as of June 30, 2026	13,472,214	$1	99,415,168	$10	$6,215	$(781,509)	$—	$(775,283)	$806,737	$31,454
Net income	—	—	—	—	—	(8,981)	—	(8,981)	76,949	67,968
Equity-based compensation	—	—	—	—	6,936	—	—	6,936	40,570	47,506
Distributions	—	—	—	—	—	—	—	—	(20,851)	(20,851)
Issuance of restricted Class A common stock in business combinations	141,071	—	—	—	—	—	—	—	—	—
Forfeiture of Class X Umbrella Units and corresponding cancellation of Class B common stock	—	—	(40,000)	—	346	—	—	346	(346)	—
Issuance of Class A shares in connection with redemptions and cancellation of corresponding Class B shares	5,029,125	1	(5,029,125)	(1)	44,373	—	—	44,373	(44,373)	—
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	13,136	—	—	13,136	—	13,136
Foreign currency translation	—	—	—	—	—	—	(21)	(21)	(125)	(146)
Balance as of September 30, 2026	18,642,410	$2	94,346,043	$9	$71,006	$(790,490)	$(21)	$(719,494)	$858,561	$139,067

	Members' Equity	Undistributed Earnings	Total Members' Equity
Balances as of June 30, 2025	$136,318	$62,033	$198,351
Net income	—	111,111	111,111
Distributions	—	(49,069)	(49,069)
Equity-based compensation	6,901	—	6,901
Balance at September 30, 2025	$143,219	$124,075	$267,294

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit Attributable to Andersen Group Inc.	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2025	12,650,000	$1	99,166,563	$10	$—	$(134,742)	$—	$(134,731)	$—	$(134,731)
Net income	—	—	—	—	—	(9,495)	—	(9,495)	69,204	59,709
Equity-based compensation	—	—	—	—	17,880	—	—	17,880	86,248	104,128
Accretion to redemption value	—	—	—	—	(4,861)	(646,253)	—	(651,114)	—	(651,114)
Reclassification of redeemable noncontrolling interest from temporary equity into permanent equity	—	—	—	—	—	—	—	—	804,297	804,297
Distributions	—	—	—	—	—	—	—	—	(56,278)	(56,278)
Issuance of LTIP units	—	—	707,823	—	—	—	—	—	—	—
Issuance of restricted Class A common stock in business combinations	963,285	—	—	—	—	—	—	—	—	—
Forfeiture of Class X Umbrella Units and LTIP Units and corresponding cancellation of Class B common stock	—	—	(499,218)	—	478	—	—	478	(412)	66
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	13,136	—	—	13,136	—	13,136
Issuance of Class A shares in connection with redemptions and cancellation of corresponding Class B shares	5,029,125	1	(5,029,125)	(1)	44,373	—	—	44,373	(44,373)	—
Foreign currency translation	—	—	—	—	—	—	(21)	(21)	(125)	(146)
Balance as of September 30, 2026	18,642,410	$2	94,346,043	$9	$71,006	$(790,490)	(21)	$(719,494)	$858,561	$139,067

	Members' Equity	Undistributed Earnings	Total Members' Equity
Balances as of December 31, 2024	$6,759	$189,490	$196,249
Net income	—	65,704	65,704
Distributions	—	(131,119)	(131,119)
Equity-based compensation	136,460	—	136,460
Balances as of September 30, 2025	$143,219	$124,075	$267,294
See accompanying notes to unaudited condensed consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$75,612	$65,704
Adjustments to reconcile net income with net cash provided by operating activities:
Gain on reversal of legal accrual	—	(9,455)
Equity-based compensation	141,390	136,460
Depreciation and amortization	7,660	6,768
Non-cash lease expense	10,573	8,954
Provision for credit losses on accounts receivable	6,391	(363)
Amortization of discount on held-to-maturity debt securities	(52)	(371)
Deferred income tax	2,400	(116)
Reserves on loans and notes receivable from related parties	107	1,414
Gain on bargain purchase	(1,420)	—
Other, net	173	(49)
Changes in operating assets and liabilities:
Accounts receivable	(139,644)	(93,821)
Prepaid expenses and other current assets	(4,663)	(7,466)
Other assets	655	(307)
Accounts payable and other accrued expenses	1,520	4,117
Accrued payroll and benefits	14,056	16,081
Deferred revenue	2,288	1,020
Other current liabilities	26,642	(16,511)
Operating lease liabilities	(1,287)	(11,387)
Other liabilities	350	1,226
Net cash provided by operating activities	142,751	101,898
Cash flows from investing activities:
Purchases of debt securities held to maturity	(378)	—
Proceeds from maturity of held-to-maturity debt securities	8,231	21,715
Issuance of loans and notes receivable from related parties	(871)	(2,478)
Proceeds from loans and notes receivable from related parties	414	1,680
Payments for purchases of property and equipment	(13,683)	(4,654)
Payments for capitalized internal-use software costs	(656)	(540)
Cash paid, net of cash, cash equivalents, and restricted cash acquired from acquisitions	(3,073)	—
Net cash (used in) provided by investing activities	(10,016)	15,723
Cash flows from financing activities:
Payments of deferred offering costs	(1,209)	(6,506)
Principal payments under finance lease obligations	(57)	(87)
Principal payments on notes payable to related parties	(62,447)	—
Distributions paid	(115,293)	(130,374)
Deferred consideration payments for business combinations	(7,220)	(800)
Net cash used in financing activities	(186,226)	(137,767)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(131)	—
Net change in cash, cash equivalents, and restricted cash	(53,622)	(20,146)
Cash, cash equivalents, and restricted cash at beginning of period	250,280	87,993
Cash, cash equivalents, and restricted cash at end of period	$196,658	$67,847
Non-cash investing and financing transactions
Property and equipment acquired through finance leases	304	32
Right-of-use assets obtained in exchange for lease liabilities (including remeasurements)	2,036	14,736

Purchases of property and equipment included in accounts payable and other accrued expenses	—	1,152
Reclassification of redeemable noncontrolling interest from temporary equity into permanent equity	804,297	—
Contingent consideration payable for business combinations	1,309	—
Deferred consideration payable for business combinations	7,404	—
Establishment of deferred tax asset under Tax Receivable Agreement	87,499	—
Establishment of Tax Receivable Agreement liability	74,363	—
Unpaid deferred offering costs included in accounts payable and other accrued expenses	—	620
Write-off of member firm loan	—	540
Non-cash distributions payable	—	745

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	193,579	67,847
Restricted cash	3,079	—
Total cash, cash equivalents, and restricted cash	196,658	67,847
See accompanying notes to unaudited condensed consolidated financial statements.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Description
Andersen Group Inc. was formed on April 16, 2025 for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to operate the business of AT Umbrella LLC. Andersen Group Inc. is a holding company, and, as of September 30, 2026, its sole material asset is its ownership of approximately 16.5% of the equity interests in AT Umbrella LLC and its 100% wholly owned subsidiaries (collectively, the “Company”). The Company is an international professional services firm focused on providing a wide range of tax, valuation, financial advisory, and related consulting services (including certain services acting as a registered investment adviser). As of September 30, 2026, the Company has 28 offices in the United States, across 15 states and the District of Columbia. The Company also has operations internationally in Canada, Switzerland, Ireland, New Zealand, Uruguay, Nigeria, and India.
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
•AT Umbrella LLC was formed. Aggregator contributed 100% of its equity interests in Andersen Tax Holdings LLC to AT Umbrella LLC in exchange for Class X Umbrella Units. Immediately after this contribution, AT Umbrella LLC became the managing member of Andersen Tax Holdings LLC.
•Andersen Group Inc. issued to Aggregator 98,302,500 shares of Class B common stock in exchange for the payment by Aggregator of the aggregate par value of the Class B common stock that is received.
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
•Andersen Group Inc. granted 5,440,720 restricted stock units (RSUs) under the 2025 Equity Incentive Plan concurrent with the IPO.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Secondary Offering
In August 2026, in connection with the secondary offering (the “Resale Offering”), certain selling stockholders (the “Selling Stockholders”) redeemed an aggregate of 4,927,125 Class X Umbrella Units (with the cancellation of the paired shares of Class B common stock) for an equivalent number of newly-issued shares of Class A common stock. The Company did not sell any shares in this Resale Offering and did not receive any of the proceeds from the sale of the shares of Class A common stock by the Selling Stockholders.
Other
In August 2026, certain stockholders redeemed an additional 102,000 Class X Umbrella Units (with the cancellation of the paired shares of Class B common stock) for an equivalent number of newly-issued shares of Class A common stock.
Note 2. Summary of Significant Accounting Policies
Significant Accounting Policies
Except as otherwise noted, there have been no material changes in the Company’s significant accounting policies as of and for the three and nine months ended September 30, 2026, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission ("SEC") on March 27, 2026.
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The noncontrolling interest on the unaudited condensed consolidated statement of operations represents the portion of earnings or loss attributable to the ownership interests in AT Umbrella LLC held by Aggregator. Net income or loss attributable to noncontrolling interest is allocated in accordance with the contractual distribution rights of the holders under AT Umbrella LLC's Limited Liability Company Agreement. Those contractual rights reflect the relative participation of Class X holders and, when applicable, LTIP Unit holders. LTIP Unit holders participate only after the applicable contractual hurdle amounts are satisfied and are entitled to a catch-up allocation of earnings that may affect the allocation of earnings after those hurdle amounts are met.
Andersen Canada Services Inc. (“Andersen Canada”), a wholly owned subsidiary of AT Umbrella LLC, provides management, administrative, and technical services to Andersen CPA Services Professional Corporation, a British Columbia company, and Andersen CPA Services Professional Corporation, an Alberta corporation (together, the “Regulated Entities”), under a management and accounting services agreement. Canadian professional regulations require the Regulated Entities to be owned by licensed Chartered Professional Accountants. Under these agreements, Andersen Canada receives substantially all of the Regulated Entities’ economic returns.
The Company determined that the Regulated Entities are variable interest entities because their equity holders, as a group, lack the characteristics of a controlling financial interest. The Company is the primary beneficiary because, through the management and accounting services provided by Andersen Canada, it has the power to direct the activities that most significantly affect the Regulated Entities’ economic performance and the obligation to absorb losses and the right to receive benefits that could be significant to them. Accordingly, the Company consolidates the Regulated Entities in its consolidated financial statements. Additional disclosures concerning the consolidated Regulated Entities’ assets and liabilities and their related classifications and relationships, restrictions on assets, creditor recourse, and explicit or implicit financial support arrangements and associated potential loss exposures have been omitted because such information is not material, individually or in the aggregate, to the Company’s unaudited condensed consolidated financial statements.
The Company does not have any controlling interest in, and is not the primary beneficiary of, any other member firm of Andersen Global. Accordingly, these entities are considered related parties solely as a result of the memberships in the Swiss verein discussed above. These member firm entities are not consolidated in the Company’s unaudited condensed consolidated financial statements.
One of the non-U.S. Andersen Global member firms in Germany ("Andersen Germany") is a VIE. The Company has assessed its variable interests in this entity and determined that the Company is not the primary beneficiary. In completing the assessment, the Company identified activities it considers most significant to the economic performance of this entity and determined that the Company does not have the power to direct those activities. As a result, that entity’s financial

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

position and results of operations are not consolidated in the Company’s unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of operations. The Company's carrying value and exposure to loss is comprised of loans to Andersen Germany included in loans and notes receivable from affiliates, net of allowance for credit losses and amounts due from Andersen Germany included in prepaid expenses and other current assets. As of September 30, 2026 and December 31, 2025, the total carrying value of these items was $0.6 million and $0.2 million, respectively. As of September 30, 2026 and December 31, 2025, the Company’s maximum exposure to loss related to the loans receivable and amounts due from Andersen Germany was $7.3 million and $6.9 million, respectively, excluding the allowance for credit loss on the loans receivable.
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
During the nine months ended September 30, 2026, the Company issued 5,029,125 shares of Class A common stock in exchange for 5,029,125 Class X Umbrella Units held by certain stockholders (following the redemption of Class X Umbrella Units (and the cancellation of the paired shares of Class B common stock)), including 4,927,125 held by the Selling Stockholders in connection with the Resale Offering. These exchanges resulted in an increase in the tax basis in the assets of AT Umbrella LLC, for which the Company recorded a deferred tax asset of $87.5 million and a corresponding liability under the TRA of $74.4 million, representing 85% of the expected tax savings. The remaining balance of the deferred tax asset of $13.1 million was recognized in additional paid-in capital.

As of September 30, 2026, the total amount due under the TRA was $74.4 million. During the three and nine months ended September 30, 2026, no payments were made pursuant to the TRA.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company did not include earnings per unit for the pre-IPO period as part of its financial statements. All earnings prior to the completion date of the IPO were entirely allocable to the noncontrolling interest and, as a result, earnings per share information is not applicable for reporting periods prior to this date, including the three and nine months ended September 30, 2025. Consequently, only earnings per share for net earnings for the three and nine months ended September 30, 2026 are presented.
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
Note 3. Revenue
Disaggregation of Revenue
The following table presents the disaggregation of revenue by timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Over time	$335,433	$283,535	$791,719	$666,264
Point in time	1,885	753	4,003	2,082
Total revenue	$337,318	$284,288	$795,722	$668,346

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company derives revenue from four service lines:
•Private Client Services: Tax and financial services for individuals and families, focusing on client issues such as multigenerational wealth, charitable giving, and estate planning.
•Business Services: Consulting and compliance services for businesses, assisting organizations with tax planning, compliance and reporting needs.
•Alternative Investment Funds: Tax and financial-related services for alternative investment funds including family offices, funds of funds, hedge funds, private equity, venture capital and real estate investment trusts.
•Valuation Services: Independent valuation analyses to assist clients in navigating tax laws and regulatory requirements.
The following table presents the disaggregation of revenue by service line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Private Client Services	$177,644	$154,976	$403,273	$346,797
Business Services	120,134	93,926	286,161	228,026
Alternative Investment Funds	27,860	26,598	70,765	63,785
Valuation Services	11,680	8,788	35,523	29,738
Total revenue	$337,318	$284,288	$795,722	$668,346
The following table presents the disaggregation of revenue by region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States - East	$131,733	$110,369	$318,314	$259,502
United States - Central	58,285	55,033	135,332	123,428
United States - West	136,585	118,886	325,895	285,416
International	10,715	—	16,181	—
Total revenue	$337,318	$284,288	$795,722	$668,346
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
Contract Balances
In the three and nine months ended September 30, 2026, the Company recognized revenue of approximately $1.5 million and $11.1 million, respectively, that was included in deferred revenue on the consolidated balance sheet as of December 31, 2025. In the three and nine months ended September 30, 2025, the Company recognized revenue of approximately $1.2 million and $14.2 million, respectively, that was included in deferred revenue on the consolidated balance sheet as of December 31, 2024. The opening balance of deferred revenue on January 1, 2025 was $15.6 million.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Accounts Receivable, Net
Accounts receivable, net consists of (in thousands):

	September 30,	December 31,
	2026	2025
Accounts receivable	$199,104	$107,960
Unbilled services	74,906	17,134
Total accounts receivable	274,010	125,094
Allowance for credit losses	(7,271)	(1,676)
Total accounts receivable, net	$266,739	$123,418
The following table summarizes changes in the allowance for credit losses for the nine months ended September 30, 2026 and year ended December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Balance at beginning of period	$1,676	$3,071
Addition to / (reduction in) provision	6,391	(1,198)
Write-offs, net of recoveries	(796)	(197)
Balance at end of period	$7,271	$1,676
The opening balance of accounts receivable, net on January 1, 2025 was $117.8 million.
Note 5. Financial Instruments and Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$158,388	$—	$—	$158,388
Liabilities
Contingent consideration	$—	$—	$1,309	$1,309

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$212,232	$—	$—	$212,232
Contingent Consideration
The fair value of the Company's contingent consideration was $1.3 million as of September 30, 2026, with $0.2 million included within other current liabilities and $1.1 million included within other liabilities. Contingent consideration is calculated using a Monte Carlo simulation based on unobservable inputs and categorized as Level 3.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the changes in fair value of Level 3 liabilities for the nine months ended September 30, 2026 (in thousands):

Contingent Consideration
Balance, January 1, 2026	$—
New acquisitions	1,309
Balance, September 30, 2026	$1,309
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Investments in Held-to-Maturity Debt Securities
The Company holds securities that are “off-the-run” as they were issued before the most recent issue and were still outstanding at measurement day. The Company classifies the fair value of these items as Level 2 fair value measurements as the pricing is obtained from a third-party service that uses observable data. The following table summarizes the amortized cost, unrealized gains, unrealized losses, and fair value in securities classified as held-to-maturity (in thousands):

	September 30, 2026
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Due within one year or less	$378	$—	$—	$378
Due between one and two years	—	—	—	—
Total held-to-maturity securities	$378	$—	$—	$378

	December 31, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Due within one year or less	$8,179	$20	$—	$8,199
Due between one and two years	—	—	—	—
Total held-to-maturity securities	$8,179	$20	$—	$8,199
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
Deferred Consideration
The fair value of the Company’s deferred consideration included within other current liabilities was approximately $1.4 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively, based on unobservable inputs and categorized as Level 3. An additional $6.0 million was included within other liabilities as of September 30, 2026. Deferred consideration is calculated using a discounted cash flow model.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Property and Equipment, Net
Property and equipment, net consists of (in thousands):

	September 30,	December 31,
	2026	2025
Leasehold improvements	$53,266	$38,420
Computer equipment	19,598	18,996
Furniture and fixtures	10,097	9,493
Computer software	3,188	3,177
Office equipment	1,247	1,060
Assets under construction	592	4,707
Total property and equipment	87,988	75,853
Less: accumulated depreciation and amortization	(44,427)	(40,158)
Total property and equipment, net	$43,561	$35,695
Depreciation and amortization expense for the three months ended September 30, 2026 and 2025 was $2.6 million and $2.5 million, respectively, and $7.2 million and $6.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the amount of office equipment under finance leases was not material.
Note 7. Goodwill and Intangible Assets, Net
The following table summarizes changes in goodwill for the nine months ended September 30, 2026 and year ended December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Balance at beginning of period	$30,078	$30,078
Additions	5,390	—
Balance at end of period	$35,468	$30,078
Intangible assets, net as of September 30, 2026 consist of (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$32,889	$24,336	$8,553
Tradenames and trademarks	3,395	3,395	—
Intellectual property	150	130	20
Capitalized internal use software	2,871	172	2,699
Total intangible assets, net	$39,305	$28,033	$11,272
Intangible assets, net as of December 31, 2025 consist of (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$24,271	$23,860	$411
Tradenames and trademarks	3,395	3,395	—
Intellectual property	150	108	42
Capitalized internal use software	2,211	121	2,090
Total intangible assets, net	$30,027	$27,484	$2,543

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for intangible assets for the three months ended September 30, 2026 and 2025 was $0.3 million, and $0.1 million, respectively, and was $0.5 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Scheduled remaining amortization expense is presented in the table below (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2026	$311
2027	1,000
2028	862
2029	862
2030	862
Thereafter	4,696
Total	$8,593
As of September 30, 2026, the Company capitalized internally developed software of $2.7 million for software that is not yet ready for its intended use. This software has a useful life of three years and is expected to commence amortization during the year ending December 31, 2027.
Note 8. Other Balance Sheet Components
Prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid expenses	$24,326	$20,686
Due from related parties	10,345	5,156
Other current assets	1,110	3,846
Total prepaid expenses and other current assets	$35,781	$29,688
Other current liabilities as of September 30, 2026 and December 31, 2025 consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Deferred compensation	$2,741	$2,450
Due to related parties	2,226	723
Deferred consideration	1,427	800
Income tax payable	24,177	663
Finance lease liabilities	140	31
Other current liabilities	5,768	1,245
Total other current liabilities	$36,479	$5,912
Note 9. Long-Term Debt
Revolving Line of Credit
The Company previously maintained a $20.0 million revolving line of credit (the “Credit Agreement”) with a financial institution, which was collateralized by substantially all the assets of the Company. The Credit Agreement expired on June 30, 2026 in accordance with its terms and was not renewed. As such, no amount is outstanding on this line of credit as of September 30, 2026. As of December 31, 2025, the Company had outstanding standby letters of credit of $1.3 million and no cash borrowings under the Credit Agreement.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Revolving Credit Facility includes a sublimit of $5.0 million for letters of credit, and the interest rate for cash borrowings equal to Term Secured Overnight Financing Rate ("SOFR") plus 1.75%. As of September 30, 2026, the Company had outstanding standby letters of credit of $1.5 million. The Company had no cash borrowings as of September 30, 2026. Outstanding letters of credit are subject to a participation fee of 1.75% per annum and a fronting fee of 0.125% per annum, and the unused portion of the Revolving Credit Facility is subject to a commitment fee of 0.25% per annum. These fees are included in sales, general and administrative expenses and are immaterial for the three and nine months ended September 30, 2026.
During the three and nine months ended September 30, 2026, the Company had no uncured events of default with respect to the financial covenants required by the New Credit Agreement.
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
The fair value of the debt obligations is approximated by the principal amount of the loans as of September 30, 2026. The fair value of the debt obligations is estimated using a discounted cash flow methodology, which includes significant unobservable inputs used in the fair value measurement process for items valued utilizing Level 3 techniques. The Company incurred approximately $5.5 million and $17.5 million in interest expense with respect to the Capital Account Notes and Holdover Note during the three and nine months ended September 30, 2026, respectively.
Future maturities of long-term debt as of September 30, 2026, were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2026	$24,043
2027	56,508
2028	51,385
2029	44,676
2030	43,962
Thereafter	67,139
Total	$287,713
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes to the value of the redeemable noncontrolling interest during the nine months ended September 30, 2026 are summarized as follows (in thousands):

Amount
Balance as of January 1, 2026	$106,354
Forfeiture of Class X Umbrella Units and corresponding cancellation of Class B common stock	(66)
Net income	15,903
Equity-based compensation	37,262
Distribution	(6,270)
Accretion to redemption value	651,114
Reclassification of redeemable noncontrolling interest from temporary equity into permanent equity	(804,297)
Balance as of September 30, 2026	$—
Noncontrolling interest
As of September 30, 2026, Andersen Group Inc. owned approximately 16.5% of the equity interests in AT Umbrella LLC.
In August 2026, in connection with the Resale Offering, the Company issued 4,927,125 shares of Class A common stock upon the redemption of 4,927,125 Class X Umbrella Units (with the cancellation of the paired shares of Class B common stock by the Company). Concurrent with, but excluded from, the Resale Offering, the Company issued an additional 102,000 shares of Class A common stock upon the redemption of 102,000 Class X Umbrella Units (with the cancellation of the paired shares of Class B common stock by the Company).
Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, AT Umbrella LLC does not incur significant federal, state or local income taxes, as these are primarily the obligations of its members. Under the AT Umbrella LLC Agreement, AT Umbrella LLC is required to distribute cash, to the extent that it has cash available, on a pro rata basis to its members to the extent necessary to cover the members' tax liabilities, if any, with respect to each member's share of the AT Umbrella LLC's taxable earnings. During the three and nine months ended September 30, 2026, the Company paid distributions totaling $20.9 million and $62.5 million, respectively, to Aggregator in satisfaction of member tax liabilities.
AT Umbrella LLC Agreement
As of September 30, 2026, 18,642,410 Class X Umbrella Units were held by Andersen Group Inc. corresponding to 18,642,410 shares of Andersen Group Inc. Class A common stock issued and outstanding as of such date. The 94,346,043 Class X Umbrella Units outstanding as of September 30, 2026 correspond to 92,735,875 shares of Andersen Group Inc. Class B common stock issued and outstanding as of such date, which were held by Aggregator. The remaining 1,610,168 shares of Class B common stock outstanding as of such date correspond to an equivalent number of AT Umbrella LLC LTIP Units held by Aggregator on behalf of certain Managing Directors of Andersen Tax LLC.
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
Distributions payable to related parties on the unaudited condensed consolidated balance sheets consists of distributions declared but not yet paid to the Management Holdcos related to members' tax obligations, members’ undistributed capital and allocated income prior to the IPO and Reorganization Transactions. During the three and nine months ended September 30, 2026, the Company paid distributions of $10.9 million and $52.7 million to Aggregator, respectively.
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
Class A Common Stock
Shares of Class A common stock have both voting and economic rights. Holders of Class A common stock are entitled to one vote for each share of Class A common stock held. Shares of Class A common stock are entitled to dividends and pro rata distribution of remaining available assets upon liquidation. Shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights. As of September 30, 2026 and December 31, 2025, there were 18,642,410 and 12,650,000 shares of Class A common stock issued and outstanding.

Class B Common Stock
Shares of Class B common stock have voting but no economic rights. Holders of Class B common stock generally are entitled, without regard to the number of shares of Class B common stock held by such holder, to ten votes for each share held. Shares of Class B common stock do not have any right to receive dividends or distribution upon liquidation. As of September 30, 2026, there were 94,346,043 shares of Class B common stock issued and outstanding. As of December 31, 2025, there were 99,166,563 shares of Class B common stock issued and outstanding. All shares of Class B common stock are held by Aggregator.

Preferred Stock
The Company is authorized to issue one or more series of preferred stock, provided that the aggregate number of shares issued and not retired of any and all such series shall not exceed the total number of shares of preferred stock authorized. The Company's board of directors may determine, with respect to any series of preferred stock, the powers (including voting powers), preferences and relative, participating, optional or other special rights. As of September 30, 2026 and December 31, 2025, no preferred stock had been issued.

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
The weighted-average grant date fair value of the PIUs for the three and nine months ended September 30, 2025 was $1,380.82 and $766.54 per unit, respectively. 5,000 and 178,025 PIUs were granted during the three and nine months ended September 30, 2025, respectively. Andersen Tax LLC recognized zero and $104.5 million of compensation expense in cost of services and $6.9 million and $31.9 million in sales, general and administrative expense during the three and nine months ended September 30, 2025, respectively.
As discussed further in Note 1, these PIUs were later converted to Class X Aggregator Units in connection with the Reorganization Transactions in December 2025.
2025 Equity Incentive Plan
On December 6, 2025, the board of directors of Andersen Group Inc. approved the Company’s 2025 Equity Incentive Plan. The 2025 Equity Incentive Plan provides for the grant of nonstatutory stock options ("NSOs"), stock appreciation rights ("SARs"), restricted shares, restricted stock units ("RSUs") and other equity-based awards. As of September 30, 2026 the Company has reserved 12,290,828 shares of Class A common stock in connection with the 2025 Equity Incentive Plan. On the first day of each January during the term of the 2025 Equity Incentive Plan, beginning on January 1, 2026 and ending on (and including) January 1, 2035, the number of shares of Class A common stock that may be issued under the 2025 Equity Incentive Plan will increase by a number of shares equal to the lesser of (a) 5% of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year or (b) such lesser number of shares (including zero) that the plan administrator determines for purposes of the annual increase for that fiscal year. The Company will recognize forfeitures as they occur.
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
The following table summarizes the information about RSU activity of Andersen Group Inc. during the nine months ended September 30, 2026:

Number of Units
Outstanding as of December 31, 2025	5,419,378
Granted	61,231
Vested	—
Forfeited	(469,390)
Outstanding as of September 30, 2026	5,011,219
Total compensation expense for RSUs was approximately $3.5 million and $10.6 million for the three and nine months ended September 30, 2026, respectively, of which $2.8 million and $8.2 million, respectively, is included in cost of

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

services and $0.8 million and $2.3 million, respectively, is included in sales, general and administrative expense in the consolidated statement of operations. The unamortized compensation cost related to RSUs of $70.3 million as of September 30, 2026 is expected to be recognized over a weighted-average period of approximately 5.2 years.
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
The following table summarizes information around AT Umbrella LLC LTIP Units:

Number of Units
Outstanding as of December 31, 2025	976,563
Granted	707,823
Exercised	—
Forfeited	(74,218)
Outstanding as of September 30, 2026	1,610,168
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
Total equity-based compensation expense for LTIP Units was approximately $1.8 million and $4.5 million for the three and nine months ended September 30, 2026, respectively, of which $1.6 million and $3.9 million is recognized in cost of services and the remainder recognized in sales, general and administrative expenses. The unamortized compensation cost related to LTIP Units of $28.3 million as of September 30, 2026 is expected to be recognized over a weighted-average period of approximately 4.3 years.
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

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information around Class X Aggregator Units subject to vesting conditions:

Number of Units
Outstanding as of December 31, 2025	44,745,250
Granted	—
Vested	(372,500)
Forfeited	(425,000)
Outstanding as of September 30, 2026	43,947,750
The portion of units subjected to service-based vesting conditions results in incremental compensation expense to be recognized over the requisite service period. The Company incurred $40.4 million and $123.7 million of compensation expense for Class X Aggregator Units for the three and nine months ended September 30, 2026, respectively, of which $37.0 million and $110.7 million, respectively, was recognized in cost of services and $3.4 million and $13.1 million, respectively, was recognized in sales, general and administrative expenses on the consolidated statement of operations. The unamortized compensation cost related to Class X Aggregator Units of $577.4 million as of September 30, 2026 is expected to be recognized over a weighted-average period of approximately 4.0 years. The grant date weighted average fair value associated with all Class X Aggregator Units was $16.00 per unit. The overall value of the Class X Aggregator Units was derived from the value of the Class A common stock for which the units may be exchanged.
Restricted Class A Common Stock
In connection with the acquisitions and business combinations described in Note 18, the Company issued 963,285 shares of restricted Class A common stock in connection with ongoing post-combination employment, which are subject to vesting conditions. The grant date fair value of the restricted Class A common stock issued was $33.3 million. These shares of restricted Class A common stock generally vest 1/5th on each annual anniversary of their respective vesting commencement dates. The Company incurred $1.8 million and $2.6 million of compensation expense for shares of restricted Class A common stock issued for the three and nine months ended September 30, 2026, respectively, which is recognized in cost of services in the unaudited condensed consolidated statement of operations. The unamortized compensation cost related to shares of restricted Class A common stock of $30.6 million as of September 30, 2026 is expected to be recognized over a weighted-average period of approximately 4.6 years.
Equity-based Compensation Expense
The table below reflects the total equity-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of services	$43,076	$—	$125,468	$104,512
Sales, general and administrative	4,430	6,901	15,922	31,948
Total	$47,506	$6,901	$141,390	$136,460
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
The following table presents the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Numerator:
Net income	$67,968	$75,612
Net income attributable to noncontrolling interest	76,949	85,107
Net loss attributable to Andersen Group Inc. stockholders, basic and diluted	$(8,981)	$(9,495)

Denominator:
Weighted average number of shares of Class A common stock outstanding, basic and diluted	16,215,709	14,055,314

Earnings per share:
Earnings per share attributable to Class A common stockholders, basic and diluted	$(0.55)	$(0.68)
The Company’s Class X Umbrella Units, RSUs and LTIP Units were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive. As of September 30, 2026, 92,735,875 Class X Umbrella Units, 5,011,219 RSUs and 1,610,168 LTIP Units with a potentially dilutive impact were outstanding.
Note 14. Transactions with Related Parties
Loans and Notes Receivable from Related Parties, Net of Allowance for Credit Losses
Loans and notes receivable due from related parties presented on the consolidated balance sheets include the following (in thousands):

	September 30,	December 31,
	2026	2025
Loans and notes receivable from related parties
Member firm loans	$7,035	$11,035
Employee loans	1,080	218
Stewardship funds	—	395
Total loans and notes receivable from related parties	$8,115	$11,648
Allowance for credit loss	(6,842)	(10,735)
Total loans and notes receivable from related parties, net of allowance for credit losses	$1,273	$913

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in the allowance for credit losses for loans and notes receivable due from related parties (in thousands):

	September 30,	December 31,
	2026	2025
Balance at beginning of period	$10,735	$8,611
Provision	107	2,664
Write offs	(4,000)	(540)
Balance at end of period	$6,842	$10,735
Interest income includes interest earned on loans and notes receivable from related parties and is immaterial for the three and nine months ended September 30, 2026 and 2025.
Member Firm Loans
Member firm loans consist of loans made to member firms of Andersen Global. As of September 30, 2026 and December 31, 2025, the Company had notes receivable from non-U.S. member firms of Andersen Global with stated principal values totaling $7.0 million ($0.3 million, net of allowance for credit losses), and stated principal values totaling $11.0 million ($0.3 million, net of allowance for credit losses), respectively. The notes bear interest based on variable rates including: the Applicable Federal Rate ("AFR"), the Prime rate, and the SOFR plus an applicable margin percentage. The notes have maturities up to eleven years.
Employee Loans
The Company has entered into various agreements with certain employees whereby these individuals receive loans which may be either wholly or in part repaid from the distribution of earnings that the individuals receive or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loans. As of September 30, 2026, the Company had notes receivable from employees with stated principal values totaling $1.1 million, net of $0.1 million to be forgiven in 2027. As of December 31, 2025, the Company had notes receivable from employees with stated principal values totaling $0.2 million, net of $0.2 million to be forgiven in 2026. The fixed rate loans are based on the AFR with maturity dates up to five years.
Stewardship Funds
During 2021, the Company provided a $2.0 million credit facility to funds formed for the benefit of certain Managing Directors maturing on December 31, 2029, permitting short-term advances up to 30 days with interest payable at the Prime rate. As of September 30, 2026, this credit facility was settled. As of December 31, 2025, $0.1 million was due to the Company under this credit facility.
During 2023, the Company provided a $2.0 million credit facility to another fund formed for the benefit of certain Managing Directors maturing on December 31, 2033, permitting short-term advances up to 60 days with interest payable at the Prime rate. As of September 30, 2026, no amounts were outstanding. As of December 31, 2025, $0.3 million was outstanding bearing interest at the prime rate.
Trademark License Fees
The Company earns trademark license fees from member firms of Andersen Global and contributing firms of Andersen Consulting. The Company recognized $0.9 million and $0.6 million in other income, net during the three months ended September 30, 2026 and 2025, respectively, and $3.2 million and $2.4 million in other income, net during the nine months ended September 30, 2026 and 2025, respectively.
Historically, the Company was required to distribute a portion of trademark license fees collected to an entity controlled by an executive of the Company; however, this arrangement was terminated on March 29, 2025, effective immediately, for no consideration. For the three and nine months ended September 30, 2025, the Company incurred zero and $0.1 million in cost of services in the consolidated statements of operations, respectively. The Company included $0.1

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million in other current liabilities on the consolidated balance sheet as of December 31, 2025, with no comparable amount as of September 30, 2026.
Andersen Global Commitments
In the normal course of business, the Company funds certain global management costs on behalf of Andersen Global and allocates a portion of these costs to be reimbursed by non-U.S. member firms.
As of September 30, 2026 and December 31, 2025, net amounts due from member firms related to license fees and Andersen Global Commitments included in prepaid expenses and other current assets were $5.7 million and $4.3 million, respectively. Amounts due to member firms included in other current liabilities were $2.2 million and $0.6 million, respectively.
Other Transactions
The Company recorded expenses to member firms of Andersen Global and contributing firms of Andersen Consulting of $1.7 million and $0.5 million in the three months ended September 30, 2026 and 2025, respectively, and $6.1 million and $1.1 million in the nine months ended September 30, 2026 and 2025, respectively. These related party expenses were incurred in exchange for services rendered by the payees in connection with the Company’s client engagements, and were recorded in cost of services on the unaudited condensed consolidated statement of operations.
State Tax Payments
The Company remits certain state tax payments on behalf of certain Managing Directors which are recorded as a receivable. The receivable is settled upon the next tax distribution through a withholding from the gross tax distribution otherwise payable to the members. As of September 30, 2026 and December 31, 2025, balances due from related parties included in prepaid expenses and other current assets were $2.7 million and $2.7 million, respectively.
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
Amounts Payable to Related Parties Pursuant to Tax Receivable Agreement
In connection with the IPO and Reorganization Transactions, the Company entered into the TRA with certain pre-IPO owners. At September 30, 2026, the Company had accrued $74.4 million for estimated payments under the TRA. See Note 2 for further details.
Other Commitments
The Company entered into an agreement to use certain professional services training facilities (“Training Center Agreement”) for a limited number of days per year, which extends through 2030. Sales, general and administrative expenses include approximately $1.3 million and $1.6 million incurred for these services for the three months ended September 30, 2026 and 2025, respectively, and $2.1 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively. The Training Center Agreement requires minimum payments through 2030, as follows (in thousands):

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year	Minimum Commitments
Remainder of 2026	$—
2027	108
2028	4,000
2029	4,000
2030	4,000
Total	$12,108
During 2024 and 2025, the Company signed commitments for software licenses for certain financial accounting systems and cloud hosting services. The contracts require minimum payments through 2031, as follows (in thousands):

Fiscal Year	Minimum Commitments
Remainder of 2026	$—
2027	4,021
2028	4,021
2029	4,021
2030	4,021
Thereafter	4,021
Total	$20,105
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
For the three months ended September 30, 2026 and 2025, the Company recorded an income tax provision of $31.6 million and $7.9 million, respectively, on pre-tax income of $99.6 million and $119.0 million, respectively.
The Company’s effective tax rate for the three months ended September 30, 2026 was 31.8% compared to 6.6% for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 differed from the U.S. statutory rate of 21% primarily due to non-deductible equity-based compensation, state and local income taxes, foreign taxes, and non-controlling interest as Andersen Group Inc. is only subject to income tax on its allocable share of partnership income from AT Umbrella LLC. The effective tax rate for the three months ended September 30, 2025 differed from the U.S. statutory rate of 21% primarily related to income not subject to entity level tax as the Company is taxed as a partnership, compensation expense recorded for accounting purposes related to profit interest units that are not deductible for tax purposes and certain state and local entity level taxes.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2026 and 2025, the Company recorded an income tax provision of $34.4 million and $5.0 million, respectively, on pre-tax income of $110.0 million and $70.7 million, respectively.
The Company’s effective tax rate for the nine months ended September 30, 2026 was 31.2% compared to 7.1% for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 differed from the U.S. statutory rate of 21% primarily due to non-deductible equity-based compensation, state and local income taxes, foreign taxes, and non-controlling interest as Andersen Group Inc. is only subject to income tax on its allocable share of partnership income from AT Umbrella LLC. The effective tax rate for the nine months ended September 30, 2025 differed from the U.S. statutory rate of 21% primarily related to income not subject to entity level tax as the Company is taxed as a partnership, compensation expense recorded for accounting purposes related to profit interest units that are not deductible for tax purposes and certain state and local entity level taxes.
The Company regularly assesses the need for a valuation allowance related to its deferred tax assets. In making such assessment, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on a weighing process of available evidence, whether it is more-likely-than-not that its deferred tax assets will not be realized. As of September 30, 2026, the Company continued to conclude that substantially all of its investment in AT Umbrella LLC is not realizable on a more-likely-than-not basis as the investment in AT Umbrella LLC is capital in nature.
As of September 30, 2026, the Company concluded that the deferred tax assets totaling $87.5 million created by the exchange of Aggregator units for the issuance of the Company's Class A common stock is more-likely-than-not to be realized and is not reduced by a valuation allowance.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$337,318	$284,288	$795,722	$668,346
Operating expenses:
Personnel costs	188,190	130,463	545,294	494,573
Non-personnel and other operating costs(1)	43,824	33,854	125,170	102,191
Depreciation and amortization	2,864	2,637	7,660	6,768
Total operating expenses	$234,878	$166,954	$678,124	$603,532
Operating income	$102,440	$117,334	$117,598	$64,814
Interest income	1,581	881	4,957	3,111
Interest expense	(5,739)	(20)	(17,860)	(267)
Other income, net	1,313	786	5,284	3,079
Income before income tax expense	$99,595	$118,981	$109,979	$70,737
Income tax expense	31,627	7,870	34,367	5,033
Net income	$67,968	$111,111	$75,612	$65,704

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)Non-personnel and other operating costs primarily include the provision for credit losses and costs such as occupancy, reimbursable expenses, business development, training, recruiting, and annual discretionary bonus compensation.
Assets provided to the CODM are consistent with those reported on the unaudited condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents, and financial instruments owned, reduced by current liabilities.
The following table shows income and losses incurred by region, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$74,729	$111,111	$84,552	$65,704
International	(6,761)	—	(8,940)	—
The following table shows long-lived assets held by region, as follows (in thousands):

	September 30,	December 31,
	2026	2025
United States	$148,203	$150,420
International	22,985	—

Long-lived assets included above consist of property and equipment, net, intangible assets, net, operating lease right-of-use assets, and goodwill.
Note 18. Acquisitions and Business Combinations
During the nine months ended September 30, 2026, the Company completed the acquisitions and business combination of the following firms: (i) a tax firm in Ireland, (ii) a tax firm in New Zealand, (iii) a tax firm in Nigeria, (iv) a consulting firm in Nigeria, (v) a tax and an accounting firm in Uruguay, (vi) a law firm in Uruguay, (vii) a tax firm in Switzerland and (viii) a business combination of a regulated tax and accounting firm in Canada, which is a consolidated variable interest entity under a master services agreement. These acquisitions and business combination are not individually material to the Company's unaudited condensed consolidated financial statements.
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

The aggregate purchase price for these acquisitions was $25.0 million, made up of $9.2 million in cash paid at closing including the settlement of debt, $0.7 million for the settlement of pre-existing arrangements, $1.3 million in earnout liability and $13.8 million in deferred consideration. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates. The Company expects to finalize the valuations and complete the purchase price allocations as soon as practicable but no later than one year from the acquisition dates.

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the preliminary allocation of the aggregate purchase price of these acquisitions (in thousands):

Preliminary Allocation
Purchase price:
Cash paid including the settlement of debt	$9,225
Settlement of pre-existing arrangements	679
Fair value of earnout liability	1,309
Fair value of deferred consideration	13,824
Total purchase price	$25,037

Net assets acquired:
Cash and cash equivalents	6,153
Accounts receivable	10,747
Other current assets	2,049
Property and equipment	2,216
Operating lease right-of-use assets	7,319
Other noncurrent assets	175
Customer relationships	8,618
Liabilities assumed, current	(8,941)
Liabilities assumed, noncurrent	(39)
Operating lease liabilities, current	(841)
Operating lease liabilities, noncurrent	(6,389)
Bargain purchase gain	(1,420)
Goodwill	5,390
Total net assets acquired	$25,037
As a result of these acquisitions, the Company recognized $5.4 million of goodwill, $8.6 million of customer relationships and a bargain purchase gain of $1.4 million. Goodwill represents the synergies and economies of scale expected from expanding into key developed and high-growth markets. Goodwill is not expected to be deductible for tax purposes. Customer relationships have an estimated useful life of 10 years. Pre-existing debt as part of the acquisitions was extinguished at closing and included within the preliminary allocation of the aggregate purchase price. As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed, an initial $1.4 million bargain purchase gain from the Ireland firm, Nigeria consulting firm, and Nigeria tax firm was recognized. The bargain purchase gains are primarily due to negotiating economic consideration in the form of post-combination compensation arrangements with substantive service conditions.

In April 2026, the Company closed the acquisition of tax firms in Ireland and New Zealand, a tax firm and a consulting firm in Nigeria, and a tax firm and a law firm in Uruguay (collectively, the "April Transactions"). In addition, the business combination in Canada and acquisition of a tax firm in Switzerland both closed in July 2026 (collectively, the "July Transactions" and together with the April Transactions, the "Closed Transactions"). In connection with the Closed Transactions, the Company issued 822,214 shares of restricted Class A common stock for the April Transactions, 108,517 shares of restricted Class A common stock for the Canada business combination and 32,554 shares of restricted Class A common stock for the Switzerland acquisition for an aggregate of 963,285 shares of restricted Class A common stock. Vesting of the restricted Class A common stock is contingent on the recipients providing future service following the respective acquisition dates. Accordingly, the restricted Class A common stock is accounted for separately from the business combinations as compensation for post-combination services. See Note 12 for further details.
In connection with the April Transactions, the Company entered into other service-based payment arrangements, including contingent annual cash payments equal to 100% of the annual net profit generated by the acquired entity for each of the five consecutive twelve-month periods following the acquisition date. The Company also agreed to make cash payments based on the net working capital of the acquired entities in the April Transactions of $5.4 million recognized as

ANDERSEN GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

compensation expense over a three-year service period. In addition, service-based payments of $6.9 million, payable sixteen months after the close of the acquisitions, will be recognized as compensation expense over the related service period. These service-based payments require future service and continued employment with the Company and are accounted for separately from the business combinations as post-combination compensation expense and included in cost of services in the unaudited condensed consolidated statements of operations.

From the acquisition date of current period acquisitions and business combinations through September 30, 2026, these entities contributed $10.7 million and $16.2 million in revenue for the three and nine months ended September 30, 2026, respectively, which is included in the Company's unaudited condensed consolidated statements of operations. The results of operations of these acquisitions are included in the Company's unaudited condensed consolidated statements of operations from their respective dates of acquisition and were not material.
Pro forma results of operations for the acquisitions have not been presented because they are not material to the Company's unaudited condensed consolidated financial statements.
Note 19. Subsequent Events
Inorganic Growth
In the third quarter of 2026, the Company entered into definitive agreements for the acquisitions of a tax and legal firm in Mexico ("Andersen in Mexico"), a tax firm in the United Kingdom ("Andersen in the United Kingdom"), a valuation advisory firm in the Netherlands, an investment banking firm in South Africa and six consulting firms in the United States. All the transactions that signed in the third quarter of 2026 closed in the fourth quarter of 2026, except for the acquisitions of Andersen in Mexico and the investment banking firm in South Africa, which remain subject to the satisfaction of certain closing conditions.
Due to the limited amount of time since the dates of the closed acquisitions and business combination, the initial accounting is incomplete, and therefore the Company is unable to disclose the information required by ASC 805. The Company will include relevant disclosures as required in the Company's Annual Report on Form 10-K for the year ended December 31, 2026.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise required, references in this Quarterly Report on Form 10-Q to "Andersen", "we", "us", and "our" shall mean Andersen Group Inc. and its subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at September 30, 2026 and December 31, 2025, results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in Part I, Item 1A. "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
We are focused on providing a wide range of tax, valuation, financial advisory, and related consulting services (including certain services acting as a registered investment adviser). As of September 30, 2026, we had 28 offices in the United States, across 15 states and the District of Columbia. We also had operations internationally in Canada, Switzerland, Ireland, New Zealand, Uruguay, Nigeria, and India.
Our operating model is powered by a strong firm culture based on shared values, integrated services offerings and investments in our people, which has allowed us to build a differentiated approach to client service.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of our business and strategies as well as factors that currently impact our operations.
Recent Developments
Secondary Offering of Class A Common Stock
In August 2026, certain holders of Class X Umbrella Units of AT Umbrella LLC (the "Selling Stockholders") completed an underwritten public offering of an aggregate of 4,927,125 shares of Class A common stock at a public offering price of $44.00 per share, for aggregate gross proceeds to the Selling Stockholders of approximately $216.8 million (the "Resale Offering"). In connection with the Resale Offering, the Selling Stockholders redeemed an aggregate of 4,927,125 Class X Aggregator Units for an equal number of (i) Class X Umbrella Units and (ii) shares of Class B common stock held by Aggregator, and subsequently redeemed such Class X Umbrella Units (with the cancellation of the paired shares of Class B common stock) for an equivalent number of newly-issued shares of Class A common sock. This redemption reduced the noncontrolling interest ownership in AT Umbrella LLC by approximately 4% and will proportionately increase our share of AT Umbrella LLC's earnings.

In August 2026, certain stockholders redeemed an additional 102,000 Class X Aggregator Units for an equal number of (i) Class X Umbrella Units and (ii) shares of Class B common stock held by Aggregator, and subsequently redeemed such Class X Umbrella Units (with the cancellation of the paired shares of Class B common stock) for an equivalent number of newly-issued shares of Class A common stock. The 102,000 shares of Class A common stock issued in connection with the redemption were concurrent with but excluded from the Resale Offering.

We did not sell any shares of Class A common stock in the offering and did not receive any proceeds from the sale of shares by the Selling Stockholders.

Executive Summary
Revenue for the three months ended September 30, 2026 was $337.3 million, representing 18.7% year-over-year growth as compared to $284.3 million for the three months ended September 30, 2025. Revenue for the nine months ended September 30, 2026 was $795.7 million, representing 19.1% year-over-year growth as compared with $668.3 million for the nine months ended September 30, 2025. Revenue growth in 2026 was driven by strong execution and continued demand across our core markets, client growth, higher volume and service line expansion along with inorganic growth from acquisitions closed in the second and third quarters of 2026. There were no large one-time 2026 revenue items, and all of our service lines grew revenues year-over-year.
Key Financial and Operational Metrics
We monitor the following key financial and operational metrics to evaluate our business, measure our performance and make strategic decisions:
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Revenue (in thousands)	$337,318	$284,288	$795,722	$668,346
Clients

	Nine Months Ended September 30,
	2026	2025
Client groups	14,700	11,900
Client engagements	25,400	21,000
People Metrics

	September 30,	December 31,
	2026	2025
Total employees	2,930	2,296
Attrition rate - United States	15.8%	14.2%
Inorganic Growth
Inorganic growth is an increasing part of the Company's growth story and for this reason, we are providing additional disclosures:

Last Twelve Months Ended
September 30,
2026
Revenue (1)	$16,181
Annual acquired revenue (2)	$37,152
Inorganic transactions completed	8
Purchase multiple (3)	0.67
(1)Revenue from acquisitions and business combinations completed in the twelve months ended September 30, 2026 included in the consolidated financial statements of the Company.
(2)Local currency revenue for the last four quarters prior to completion, translated to U.S. dollars by the Company and was derived from the historical financial information of the acquired entities and the information and the translation are presented in accordance with U.S. GAAP. This metric is useful to investors to gauge incremental revenue from acquired customer relationships.
(3)Purchase multiple represents U.S. GAAP purchase consideration of $25.0 million divided by annual acquired revenue.

Inorganic Growth Opportunities
Andersen’s relationships with over 400 Andersen Global and Andersen Consulting member and collaborating firms provide opportunities for domestic and international expansion through closer partnerships, future acquisitions and future business combinations. In the second quarter of 2026, we closed the acquisitions of tax firms in Ireland and New Zealand, a tax firm and a consulting firm in Nigeria, and a tax firm and a law firm in Uruguay, expanding our presence across key developed and high-growth markets as we continue to scale our global platform. In the third quarter of 2026, we closed the acquisition of a tax firm in Switzerland and a business combination in Canada. In the third quarter of 2026, we entered into definitive agreements for the acquisitions of a tax and legal firm in Mexico ("Andersen in Mexico"), a tax firm in the United Kingdom ("Andersen in the United Kingdom"), a valuation advisory firm in the Netherlands, an investment banking firm in South Africa and six consulting firms in the United States. In the fourth quarter of 2026, we entered into a definitive agreement for the acquisition of Andersen in Italy, a multidisciplinary corporate advisory law firm. All the transactions that signed in the third quarter of 2026 closed in the fourth quarter of 2026, except for the acquisitions of the tax and legal firm in Mexico, the investment banking firm in South Africa and Andersen in Italy, which are expected to close in the first quarter of 2027, subject to the satisfaction of certain closing conditions.
In November 2026, the Company entered into definitive agreements for the acquisitions of a consulting firm in the United States, two consulting firms in India, a consulting firm in Spain and Andersen in Poland. All five transactions are expected to close in the first quarter of 2027, subject to the satisfaction of certain closing conditions.
Revenue and Components of Revenue
We generate our revenue from providing tax and financial advisory services to our clients. During the three and nine months ended September 30, 2026 and 2025, the substantial majority of our revenue was generated on a time and materials basis and, to a lesser extent, on a fixed fee basis and contingent fee basis. In the future, our revenue and profitability could vary materially depending on changes in the nature of services provided, as well as the stage of performance at which the right to receive fees is finally determined. We provide services in four primary areas:
•Private Client Services. We provide comprehensive tax and financial services for individuals and families, addressing complex client matters such as multigenerational wealth, charitable giving and trust and estate planning.
•Business Services. We offer a broad range of scalable, integrated tax-related consulting and compliance services for businesses, helping organizations with managing their tax planning, compliance and reporting needs.
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
During the three months ended September 30, 2026, our revenue increased by 18.7% to $337.3 million from $284.3 million during the three months ended September 30, 2025. During the nine months ended September 30, 2026, our revenue increased by 19.1% to $795.7 million from $668.3 million during the nine months ended September 30, 2025. Revenue consists of professional services revenue and reimbursable expenses, which primarily includes contracted costs from third parties that are billable to clients.

Revenue by Service Line
We have built a multidimensional independent advisory firm with the ability to provide differentiated services across tax and financial services to address our clients’ most complex challenges. This is reflected in the revenue contribution of our services lines:

	Three Months Ended September 30,
	2026		2025
Private Client Services	$177,644	52.6%	$154,976	54.5%
Business Services	120,134	35.6%	93,926	33.0%
Alternative Investment Funds	27,860	8.3%	26,598	9.4%
Valuation Services	11,680	3.5%	8,788	3.1%

	Nine Months Ended September 30,
	2026		2025
Private Client Services	$403,273	50.6%	$346,797	51.9%
Business Services	286,161	36.0%	228,026	34.1%
Alternative Investment Funds	70,765	8.9%	63,785	9.5%
Valuation Services	35,523	4.5%	29,738	4.4%
The percentage of revenue by service line has largely remained stable over the past five years.
Revenue by Geographic Region
Since our founding, we have expanded our geographic reach across the United States, serving clients from 28 offices as of September 30, 2026. While our offices are primarily situated in major metropolitan areas, our expansive presence across the United States allows us to adapt to regional market fluctuations and capitalize on localized opportunities. Geographic revenue contribution is derived from the assigned office of each employee working on an engagement. This regional allocation typically aligns with the region in which the client is located, but in some cases, the client may be in a region different from the location of the office or employees. In the second and third quarters of 2026, we also expanded internationally as part of our inorganic growth strategy.
Revenue by region was:

	Three Months Ended September 30,
	2026		2025
United States - East	$131,733	39.1%	$110,369	38.8%
United States - Central	58,285	17.3%	55,033	19.4%
United States - West	136,585	40.4%	118,886	41.8%
International	10,715	3.2%	—	—%

	Nine Months Ended September 30,
	2026		2025
United States - East	$318,314	40.0%	$259,502	38.8%
United States - Central	135,332	17.0%	123,428	18.5%
United States - West	325,895	41.0%	285,416	42.7%
International	16,181	2.0%	—	—%
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
People Metrics
Compensation represents the largest portion of our operating expenses. As a result, we monitor our total number of employees and growth in employees:

	September 30,	December 31,
	2026	2025
Managing Directors	366	319
Non-Managing Directors	2,564	1,977
Total Employees	2,930	2,296
Our workforce, which excludes temporary staff, consists of predominantly client serving professionals, and grew to 2,930 total employees as of September 30, 2026. As of September 30, 2026, our annualized attrition rate, excluding international acquisitions, increased by 1.6 percentage points to 15.8% from 14.2% as of December 31, 2025.
As of September 30, 2026, our workforce had a balanced distribution of tenure, reflecting a blend of experienced professionals and newer talent. Our 2,930 total employees included 366 Managing Directors as of September 30, 2026.
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
In the second quarter of 2026, we revised our definition of Adjusted Net Income and Adjusted Net Income Margin to exclude all non-cash equity-based compensation, and in the last twelve months ended September 30, 2026, non-cash equity-based compensation expenses for LTIP Units and restricted stock units were added to conform to the current presentation. The change is intended to provide a more meaningful measure of our underlying operating performance by excluding equity-based compensation charges which are non-cash in nature and do not reflect our core operating results. The additional adjustments are consistent with our treatment of other equity-based compensation expenses and are intended to provide greater consistency in presentation. We applied the revised definition consistently to current and comparative periods, where applicable, to enhance period-to-period comparability. The impact of the revision is not material to previously disclosed figures.
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
In the second quarter of 2026, we revised our definition of Adjusted EBITDA and Adjusted EBITDA Margin to exclude all non-cash equity-based compensation, and in the last twelve months ended September 30, 2026, non-cash equity-based compensation expenses for LTIP Units and restricted stock units were added to conform to the current presentation. The change is intended to provide a more meaningful measure of our underlying operating performance by excluding equity-based compensation charges which are non-cash in nature and do not reflect our core operating results. The additional adjustments are consistent with our treatment of other equity-based compensation expenses and are intended to provide greater consistency in presentation. We applied the revised definition consistently to current and comparative periods, where applicable, to enhance period-to-period comparability. The impact of the revision is not material to previously disclosed figures.
The following table summarizes the Non-GAAP Financial Measures (along with the most directly comparable GAAP measures) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Last Twelve Months Ended September 30,
	2026	2025	2026	2025	2026	2025
	($ in thousands)
Net income (loss)	$67,968	$111,111	$75,612	$65,704	$(120,261)	$55,999
Adjusted Net Income(1)	115,673	126,187	221,956	209,520	230,120	201,167
EBITDA(1)	106,617	120,757	130,542	74,661	(65,016)	65,402
Adjusted EBITDA(1)	154,489	130,039	277,282	216,894	287,404	209,012
Revenue	337,318	284,288	795,722	668,346	966,068	810,756
Net Income (Loss) Margin	20.1%	39.1%	9.5%	9.8%	(12.4)%	6.9%
Adjusted Net Income Margin(1)	34.3%	44.4%	27.9%	31.3%	23.8%	24.8%
Adjusted EBITDA Margin(1)	45.8%	45.7%	34.8%	32.5%	29.7%	25.8%

(1)These are non-GAAP financial measures. See below for a reconciliation to the most directly comparable GAAP financial measure.

The following table reflects the reconciliation of net income (loss) to Adjusted Net Income and Adjusted Net Income Margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Last Twelve Months Ended September 30,
	2026	2025	2026	2025	2026	2025
	($ in thousands)
Net income (loss)	$67,968	$111,111	$75,612	$65,704	$(120,261)	$55,999
Transaction costs(1)	366	2,381	5,350	5,773	6,955	7,150
Equity-based compensation:
Vesting of Class X Aggregator Units and 2025 pre-IPO profits interest units(2)	40,362	6,901	123,734	136,460	133,962	136,460
Profits interest units at AT Umbrella LLC ("LTIP Units")(3)	1,849	—	4,497	—	4,598	—
Restricted stock issued to acquired firms(4)	1,759	—	2,606	—	2,606	—
Restricted stock units(5)	3,536	—	10,553	—	11,136	—
Equity restructuring costs(6)	—	—	—	—	193,163	—
Income tax effect of adjustments	(167)	5,794	(396)	1,583	(2,039)	1,558
Adjusted Net Income	$115,673	$126,187	$221,956	$209,520	$230,120	$201,167
Revenue	337,318	284,288	795,722	668,346	966,068	810,756
Net Income (Loss) Margin	20.1%	39.1%	9.5%	9.8%	(12.4%)	6.9%
Adjusted Net Income Margin	34.3%	44.4%	27.9%	31.3%	23.8%	24.8%

The following table is a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Last Twelve Months Ended September 30,
	2026	2025	2026	2025	2026	2025
	($ in thousands)
Net income (loss)	$67,968	$111,111	$75,612	$65,704	$(120,261)	$55,999
Interest income	(1,581)	(881)	(4,957)	(3,111)	(6,012)	(4,679)
Interest expense	5,739	20	17,860	267	19,029	283
Depreciation and amortization	2,864	2,637	7,660	6,768	9,897	8,938
Income tax expense	31,627	7,870	34,367	5,033	32,331	4,861
EBITDA	106,617	120,757	130,542	74,661	(65,016)	65,402
Transaction costs(1)	366	2,381	5,350	5,773	6,955	7,150
Equity-based compensation:
Vesting of Class X Aggregator Units and 2025 pre-IPO profits interest units(2)	40,362	6,901	123,734	136,460	133,962	136,460
Profits interest units at AT Umbrella LLC ("LTIP Units")(3)	1,849	—	4,497	—	4,598	—
Restricted stock issued to acquired firms(4)	1,759	—	2,606	—	2,606	—
Restricted stock units(5)	3,536	—	10,553	—	11,136	—
Equity restructuring costs(6)	—	—	—	—	193,163	—
Adjusted EBITDA	154,489	130,039	277,282	216,894	287,404	209,012
Revenue	337,318	284,288	795,722	668,346	966,068	810,756
Net Income (Loss) Margin	20.1%	39.1%	9.5%	9.8%	(12.4)%	6.9%
Adjusted EBITDA Margin	45.8%	45.7%	34.8%	32.5%	29.7%	25.8%

(1)Transaction costs include certain legal, accounting and consulting costs incurred related to planned mergers, acquisitions, and business combinations during the three and nine months ended September 30, 2026 and certain legal, accounting and consulting costs incurred for public company readiness not eligible for capitalization and related to the planned restructuring during the three and nine months ended September 30, 2025.
(2)Equity-based compensation expense associated with the vesting of Class X Aggregator Units consists of non-cash expenses associated with the vesting of Class X Aggregator Units, which were part of the Reorganization Transactions and described in Note 12, “Equity-based Compensation—Class X Aggregator Units” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. During the three and nine months ended September 30, 2026, we recognized $37.0 million and $110.7 million, respectively, of non-cash equity-based compensation expense associated with Class X Aggregator Units in cost of services, and $3.4 million and $13.1 million, respectively, in sales, general and administrative expense.
(3)Profits interest units at AT Umbrella LLC (“LTIP Units”) are exchangeable for shares of our Class A common stock. During the three and nine months ended September 30, 2026, we recognized $1.6 million and $3.9 million, respectively, of non-cash equity-based compensation expense associated with LTIP Units in cost of services, and $0.3 million and $0.6 million, respectively, in sales, general and administrative expense.
(4)Restricted stock issued to acquired firms represents shares of Class A common stock subject to a service period of 5 years. During the three and nine months ended September 30, 2026, we recognized $1.8 million and $2.6 million, respectively, of non-cash equity-based compensation expense associated with restricted stock issued to acquired firms in cost of services.
(5)Restricted stock units granted to employees are subject to a vesting service period of 6 years. During the three and nine months ended September 30, 2026, we recognized $2.8 million and $8.2 million, respectively, of non-cash equity-based compensation expense associated with restricted stock units granted to employees in cost of services, and $0.8 million and $2.3 million, respectively, in sales, general and administrative expense.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our consolidated results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Revenue	$337,318	$284,288	$53,030	18.7%
Operating expenses:
Cost of services (excluding depreciation and amortization)	182,957	123,832	59,125	47.7
Sales, general and administrative	49,057	40,485	8,572	21.2
Depreciation and amortization	2,864	2,637	227	8.6
Total operating expenses	234,878	166,954	67,924	40.7
Operating income	102,440	117,334	(14,894)	(12.7)
Interest income	1,581	881	700	79.5
Interest expense	(5,739)	(20)	(5,719)	NM
Other income, net	1,313	786	527	67.0
Income before income tax expense	99,595	118,981	(19,386)	(16.3)
Income tax expense	31,627	7,870	23,757	NM
Net income	$67,968	$111,111	$(43,143)	(38.8)
Less: net income attributable to noncontrolling interest	$76,949
Net loss attributable to Andersen Group Inc.	$(8,981)
(1) NM—fluctuation in terms of percentage change is not meaningful.

The following table sets forth our consolidated results of operations expressed as a percentage of revenue:

	Three Months Ended September 30,
	2026	2025
Revenue	100.0%	100.0%
Operating expenses:
Cost of services (excluding depreciation and amortization)	54.2	43.6
Sales, general and administrative	14.5	14.2
Depreciation and amortization	0.8	0.9
Total operating expenses	69.6	58.7
Operating income	30.4	41.3
Interest income	0.5	0.3
Interest expense	(1.7)	0.0
Other income, net	0.4	0.3
Income before income tax expense	29.5	41.9
Income tax expense	9.4	2.8
Net income	20.1%	39.1%
Less: net income attributable to noncontrolling interest	22.8
Net loss attributable to Andersen Group Inc.	(2.7)%
Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Revenue	$337,318	$284,288	$53,030	18.7%
Our revenue during the three months ended September 30, 2026 increased by $53.0 million, or 18.7%, to $337.3 million, compared to $284.3 million during the three months ended September 30, 2025. Revenue growth was broad-based across all service lines, driven by client additions, higher volume, and service line expansion during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Inorganic growth also contributed $10.7 million to the increase in revenue during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Operating Expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Cost of services (excluding depreciation and amortization)	$182,957	$123,832	$59,125	47.7%
Sales, general and administrative	49,057	40,485	8,572	21.2
Depreciation and amortization	2,864	2,637	227	8.6
Total operating expenses	$234,878	$166,954	$67,924	40.7%
Cost of services
Our cost of services during the three months ended September 30, 2026 increased by $59.1 million, or 47.7%, to $183.0 million compared to $123.8 million during the three months ended September 30, 2025. The increase in cost of services was primarily attributable to $43.1 million in non-cash equity-based compensation in the third quarter of 2026 resulting from Class X Aggregator Units, LTIP Units, RSUs and restricted shares of Class A common stock granted during the period, with no comparable equity-based compensation expense in cost of services during the three months ended September 30, 2025. Inorganic growth from entities acquired in 2026 contributed to the increase. Cost of services as a percentage of revenue increased period-over-period from 43.6% during the three months ended September 30, 2025 to 54.2% for the three months ended September 30, 2026.

Sales, general and administrative
Our sales, general and administrative expenses during the three months ended September 30, 2026 increased by $8.6 million, or 21.2%, to $49.1 million compared to $40.5 million during the three months ended September 30, 2025. The increase was primarily attributable to higher bad debt expense of $3.2 million, reflecting an increase in the allowance for credit losses at September 30, 2026; compensation expense of $2.3 million, from higher salaries and headcount; bonus expense of $1.1 million, as the three months ended September 30, 2025 included reversals of previously accrued bonuses; and legal fees of $1.3 million, primarily from settlements and provisions accrued in September 2026. Inorganic growth from entities acquired in 2026 contributed to the increase. These increases were partially offset by a $2.5 million decrease in equity-based compensation, as the three months ended September 30, 2025 included $6.9 million of expense related to pre-IPO profits interest units compared to $4.4 million of expense related to Class X Aggregator Units and RSUs during the three months ended September 30, 2026. Sales, general and administrative costs as a percentage of revenue increased period-over-period from 14.2% for the three months ended September 30, 2025 to 14.5% for the three months ended September 30, 2026.
Depreciation and amortization
Our depreciation and amortization expenses during the three months ended September 30, 2026 increased by $0.2 million or 8.6%, to $2.9 million compared to $2.6 million during the three months ended September 30, 2025. Depreciation and amortization costs as a percentage of revenue remained substantially consistent period-over-period at 0.8% compared to 0.9%.
Interest Income

	Three Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Interest income	$1,581	$881	$700	79.5%
Interest income during the three months ended September 30, 2026 increased by $0.7 million, or 79.5%, to $1.6 million, compared to $0.9 million during the three months ended September 30, 2025. The increase in interest income was attributable to higher average balances held in interest-bearing cash and investment accounts.
Interest Expense

	Three Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Interest expense	$5,739	$20	$5,719	NM
Interest expense for the three months ended September 30, 2026 was approximately $5.7 million, and was $20 thousand for the three months ended September 30, 2025. The increase was attributable to the Capital Account Notes and Holdover Note incurred in connection with the IPO and Reorganization Transactions described in Note 1, “Organization and Business Description” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Other Income, Net

	Three Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Other income, net	$1,313	$786	$527	67.0%
Other income, net during the three months ended September 30, 2026 increased by $0.5 million, or 67.0%, to $1.3 million, compared to $0.8 million during the three months ended September 30, 2025. The increase was primarily attributable to increased license fee income recognized during the three months ended September 30, 2026.

Income Tax Expense

	Three Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Income tax expense	$31,627	$7,870	$23,757	NM
For the three months ended September 30, 2026 and 2025, we recorded an income tax expense of $31.6 million and $7.9 million, respectively, on pre-tax income of $99.6 million and $119.0 million respectively. Our effective tax rate for the three months ended September 30, 2026 was 31.8% compared to 6.6% for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 differed from the U.S. statutory rate of 21.0% primarily due to non-deductible equity-based compensation, state and local income taxes, foreign taxes, and non-controlling interest as Andersen Group Inc. is only subject to income tax on its allocable share of partnership income from AT Umbrella LLC. The effective tax rate for the three months ended September 30, 2025 differed from the U.S. statutory rate of 21.0% primarily related to income not subject to entity level tax as we were taxed as a partnership and compensation expense recorded for accounting purposes related to profit interest units that are not deductible for tax purposes and certain state and local entity level taxes.
As of September 30, 2026, our conclusion regarding the realizability of our US deferred tax assets did not change and we continued to conclude that substantially all of its investment in AT Umbrella LLC is not realizable on a more-likely-than-not basis as the investment in AT Umbrella LLC is capital in nature. As of September 30, 2026, we concluded that the deferred tax assets created by the exchange of Class X Aggregator Units for the issuance of our Class A common stock was more-likely-than-not to be realized and was not reduced by a valuation allowance.
Net Income Attributable to Noncontrolling Interest
The net income attributable to the noncontrolling interest of AT Umbrella LLC for the three months ended September 30, 2026 was $76.9 million, which was 86.1% of the earnings of AT Umbrella LLC for the three months ended September 30, 2026.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our consolidated results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Revenue	$795,722	$668,346	$127,376	19.1%
Operating expenses:
Cost of services (excluding depreciation and amortization)	522,892	467,038	55,854	12.0
Sales, general and administrative	147,572	129,726	17,846	13.8
Depreciation and amortization	7,660	6,768	892	13.2
Total operating expenses	678,124	603,532	74,592	12.4
Operating income	117,598	64,814	52,784	81.4
Interest income	4,957	3,111	1,846	59.3
Interest expense	(17,860)	(267)	(17,593)	NM
Other income, net	5,284	3,079	2,205	71.6
Income before income tax expense	109,979	70,737	39,242	55.5
Income tax expense	34,367	5,033	29,334	NM
Net income	$75,612	$65,704	$9,908	15.1
Less: net income attributable to noncontrolling interest	$85,107
Net loss attributable to Andersen Group Inc.	$(9,495)

(1) NM—fluctuation in terms of percentage change is not meaningful.
The following table sets forth our consolidated results of operations expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2026	2025
Revenue	100%	100%
Operating expenses:
Cost of services (excluding depreciation and amortization)	65.7	69.9
Sales, general and administrative	18.5	19.4
Depreciation and amortization	1.0	1.0
Total operating expenses	85.2	90.3
Operating income	14.8	9.7
Interest income	0.6	0.5
Interest expense	(2.2)	0.0
Other income, net	0.7	0.5
Income before income tax expense	13.8	10.6
Income tax expense	4.3	0.8
Net income	9.5%	9.8%
Less: net income attributable to noncontrolling interest	10.7
Net loss attributable to Andersen Group Inc.	(1.2)%
Revenue

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Revenue	$795,722	$668,346	$127,376	19.1%
Our revenue during the nine months ended September 30, 2026 increased by $127.4 million, or 19.1%, to $795.7 million, compared to $668.3 million during the nine months ended September 30, 2025. Revenue growth was broad-based across all service lines, driven by client additions, higher volume, and service line expansion during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Inorganic growth also contributed $16.2 million to the increase in revenue during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Operating Expenses

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Cost of services (excluding depreciation and amortization)	$522,892	$467,038	$55,854	12.0%
Sales, general and administrative	147,572	129,726	17,846	13.8
Depreciation and amortization	7,660	6,768	892	13.2
Total operating expenses	$678,124	$603,532	$74,592	12.4%
Cost of services
Our cost of services during the nine months ended September 30, 2026 increased by $55.9 million, or 12.0%, to $522.9 million compared to $467.0 million during the nine months ended September 30, 2025. The increase in cost of services was primarily attributable to an $21.0 million increase in non-cash equity-based compensation, which was $125.5 million during the nine months ended September 30, 2026 (resulting from Class X Aggregator Units, LTIP Units and RSUs) compared to the $104.5 million one-time expense related to pre-IPO profits interest units incurred during the nine months ended September 30, 2025. Billable expenses increased $9.6 million from the growth in consulting client engagements, other personnel costs increased $6.3 million as a result of organic growth in the business, and occupancy and software costs increased a combined $2.6 million during the period. Inorganic growth from entities acquired in 2026 contributed to the increase. Cost of services as a percentage of revenue decreased period-over-period from 69.9% during the nine months ended September 30, 2025 to 65.7% for the nine months ended September 30, 2026.
Sales, general and administrative
Our sales, general and administrative expenses during the nine months ended September 30, 2026 increased by $17.8 million, or 13.8%, to $147.6 million compared to $129.7 million during the nine months ended September 30, 2025. The increase was primarily related to a large one-time reversal of a $9.5 million legal accrual in 2025 that did not recur in 2026. Sales, general and administrative costs as a percentage of revenue decreased period-over-period from 19.4% for the nine months ended September 30, 2025 to 18.5% for the nine months ended September 30, 2026.
Depreciation and amortization
Our depreciation and amortization expenses during the nine months ended September 30, 2026 increased by $0.9 million or 13.2%, to $7.7 million compared to $6.8 million during the nine months ended September 30, 2025. Depreciation and amortization costs as a percentage of revenue remained consistent period-over-period at 1.0%.
Interest Income

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Interest income	$4,957	$3,111	$1,846	59.3%
Interest income during the nine months ended September 30, 2026 increased by $1.8 million, or 59.3%, to $5.0 million, compared to $3.1 million during the nine months ended September 30, 2025. The increase in interest income is attributable to higher average balances held in interest-bearing cash and investment accounts.
Interest Expense

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Interest expense	$17,860	$267	$17,593	NM
Interest expense for the nine months ended September 30, 2026 was approximately $17.9 million, and was $0.3 million for the nine months ended September 30, 2025. The increase was attributable to the Capital Account Notes and Holdover Note incurred in connection with the IPO and Reorganization Transactions described in Note 1, “Organization and Business Description” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Other Income, Net

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Other income, net	$5,284	$3,079	$2,205	71.6%
Other income, net during the nine months ended September 30, 2026 increased by $2.2 million, or 71.6%, to $5.3 million, compared to $3.1 million during the nine months ended September 30, 2025. The increase was primarily attributable to a gain on bargain purchase recognized during the nine months ended September 30, 2026 of $1.4 million.

Income Tax Expense

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Income tax expense	$34,367	$5,033	$29,334	NM
For the nine months ended September 30, 2026 and 2025, we recorded an income tax provision of $34.4 million and $5.0 million, respectively, on pre-tax income of $110.0 million and pre-tax income of $70.7 million respectively. Our effective tax rate for the nine months ended September 30, 2026 was 31.2% compared to 7.1%, for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 differed from the U.S. statutory rate of 21.0% primarily due to non-deductible equity-based compensation, state and local income taxes, foreign taxes, and non-controlling interest as Andersen Group Inc. is only subject to income tax on its allocable share of partnership income from AT Umbrella LLC. The effective tax rate for the nine months ended September 30, 2025 differed from the U.S. statutory rate of 21.0% primarily related to income not subject to entity level tax as we were taxed as a partnership and compensation expense recorded for accounting purposes related to profit interest units that are not deductible for tax purposes and certain state and local entity level taxes.
As of September 30, 2026, our conclusion regarding the realizability of our US deferred tax assets did not change and we continued to conclude that substantially all of its investment in AT Umbrella LLC is not realizable on a more-likely-than-not basis as the investment in AT Umbrella LLC is capital in nature. As of September 30, 2026, we concluded that the deferred tax assets created by the exchange of Class X Aggregator Units for the issuance of our Class A common stock was more-likely-than-not to be realized and was not reduced by a valuation allowance.
Net Income Attributable to Noncontrolling Interest
The net income attributable to the noncontrolling interest of AT Umbrella LLC for the nine months ended September 30, 2026 was $85.1 million, which was 86.4% of the earnings of AT Umbrella LLC for the nine months ended September 30, 2026.
Liquidity and Capital Resources
Historically, we have generated sufficient cash to fund our operations, capital expenditures and discretionary funding needs through cash generated from our operating activities. As of September 30, 2026, we held cash and cash equivalents of $193.6 million and investments of $0.4 million.
Our restricted cash of $3.1 million as of September 30, 2026 relates to deposit amounts held in escrow on behalf of clients.
Working capital, which we define as current assets less current liabilities, was $301.5 million as of September 30, 2026, compared to $216.2 million as of December 31, 2025, an increase of $85.2 million. The increase was primarily driven by cash provided by operating activities of $142.8 million offset by principal payments on long-term debt and cash paid for acquisitions and business combinations. Working capital is not a measure defined under U.S. GAAP and may not be comparable to similarly titled measures used by other companies.
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
As of September 30, 2026, we had accrued $74.4 million for estimated payments under the TRA. During the three and nine months ended September 30, 2026, no payments were made pursuant to the TRA.
Distributions
During the nine months ended September 30, 2026, we paid distributions to Aggregator of $52.7 million related to members' tax obligations, members’ undistributed capital and allocated income declared prior to the IPO and Reorganization Transactions.
The AT Umbrella LLC Agreement requires cash distributions to the holders of economic interests in AT Umbrella LLC (including holders of Class X Umbrella Units, LTIP Units, the Capital Account Notes and the Holdover Note) for purposes of funding their (or in the case of Aggregator, its members’) tax obligations in respect of the taxable income of AT Umbrella LLC that is allocated to them. During the nine months ended September 30, 2026, AT Umbrella LLC paid distributions to Aggregator of $62.5 million in satisfaction of member tax liabilities.
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
At September 30, 2026, the Holdover Note and Capital Account Notes had an aggregate principal balance of $287.7 million. See Note 9, “Long-Term Debt” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further information.
Credit Facility
Revolving Line of Credit
We previously maintained a $20.0 million revolving line of credit (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. ("JPMorgan"), which was collateralized by substantially all of our assets. The Credit Agreement expired on June 30, 2026 in accordance with its terms and was not renewed. As such, no amount was outstanding on this line of credit as of September 30, 2026. As of December 31, 2025, we had one outstanding standby letter of credit of $1.3 million and no cash borrowings under the Credit Agreement.
Revolving Credit Facility
In June 2026, we entered into a new credit agreement (the "New Credit Agreement") with JPMorgan which provides for up to $50.0 million asset-based revolving credit facility (the "Revolving Credit Facility"). Borrowing availability under the Revolving Credit Facility is determined by reference to an asset-based borrowing base, which includes up to 85% of certain accounts receivable, as reduced by certain reserves. The Revolving Credit Facility matures in June 2029 and may be used for general corporate purposes, refinancing of existing debt, permitted acquisitions, and ongoing working capital needs.
The Revolving Credit Facility includes a sublimit of $5.0 million for letters of credit, and the interest rate for cash borrowings equal to Term Secured Overnight Financing Rate ("SOFR") plus 1.75%. As of September 30, 2026, we had outstanding standby letters of credit of $1.5 million. We had no cash borrowings as of September 30, 2026. Outstanding letters of credit are subject to a participation fee of 1.75% per annum and a fronting fee of 0.125% per annum, and the unused portion of the Revolving Credit Facility is subject to a commitment fee of 0.25% per annum. These fees are included in sales, general and administrative expenses and are immaterial for the three and nine months ended September 30, 2026.
The New Credit Agreement includes certain financial and liquidity covenants. The New Credit Agreement includes a springing minimum fixed charge coverage ratio (“FCCR”) requirement of 1.00x, tested monthly on a trailing twelve-month basis, that becomes effective if borrowing availability falls below 25% of the line cap (with a $6.0 million floor). We may make discretionary distributions, earnout payments, and subordinated debt principal payments only if: (i) immediately after giving effect to the payment and at all times during the preceding 30 days, pro forma availability exceeds 20% of the line cap (with a $4.5 million floor) and pro forma FCCR is at least 1.00x, or pro forma availability exceeds 25% of the line cap (with a $6.0 million floor); (ii) no existing or pro forma default exists; and (iii) we have delivered a certificate to JPMorgan, as administrative agent, certifying that the payment conditions are satisfied.
To be considered a "Permitted Acquisition" under the New Credit Agreement, acquisitions are subject to a number of conditions, including, but not limited to, the following: (A) for domestic acquisitions, total consideration does not exceed $25 million; (B) for foreign acquisitions, total consideration does not exceed $15 million per transaction and $75 million in the aggregate per fiscal year; (C) the payment conditions described above are satisfied on a pro forma basis; (D) no existing or pro forma default exists; and (E) standard acquisition documentation and certifications are provided to JPMorgan.

During the three and nine months ended September 30, 2026, we had no uncured events of default with respect to the financial covenants required by the New Credit Agreement.
See Note 9, “Long-Term Debt” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further information.
Cash Flows for the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	($ in thousands)
Net cash flows provided by operating activities	$142,751	$101,898	$40,853	40.1%
Net cash flows (used in) provided by investing activities	(10,016)	15,723	(25,739)	(163.7)
Net cash flows used in financing activities	(186,226)	(137,767)	(48,459)	35.2
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(131)	—	(131)	NM
Change in cash, cash equivalents and restricted cash	$(53,622)	$(20,146)

Operating Activities
Net cash flows provided by operating activities were $142.8 million during the nine months ended September 30, 2026 compared to net cash flows provided by operating activities of $101.9 million during the nine months ended September 30, 2025, an increase of $40.9 million. The increase was driven by an increase in net income during the nine months ended September 30, 2026 to $75.6 million compared to net income of $65.7 million during the nine months ended September 30, 2025 and increased non-cash expenses added back during the nine months ended September 30, 2026.
Investing Activities
Net cash flows used in investing activities were $10.0 million during the nine months ended September 30, 2026 compared to net cash provided by investing activities of $15.7 million during the nine months ended September 30, 2025, a decrease of $25.7 million. The decrease was primarily driven by increased capital expenditures and M&A activity during the nine months ended September 30, 2026 along with lower proceeds from maturity of investments.
Financing Activities
Net cash flows used in financing activities were $186.2 million during the nine months ended September 30, 2026 compared to $137.8 million during the nine months ended September 30, 2025, an increase of $48.5 million. The increase was driven primarily by principal payments of $62.4 million on the Capital Account Notes and the Holdover Note during the nine months ended September 30, 2026.
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
Contractual Obligations and Commitments
Operating Leases
Our operating lease commitments include corporate office space. As of September 30, 2026, we have recorded lease liabilities associated with lease payment obligations of $118.4 million, with $15.4 million considered current and the remainder noncurrent.
Andersen Global Commitments
Management of Andersen Global has established a program to allocate certain global management, business development and other costs to its member firms. We fund these costs on behalf of Andersen Global and allocate a portion to be reimbursed by non-U.S. member firms. Our sales, general and administrative expenses in the unaudited condensed consolidated statements of operations include amounts for our share of cost allocations for Andersen Global with respect to global business development initiatives. As of September 30, 2026 and December 31, 2025, amounts due from member firms related to the program included in prepaid expenses and other current assets were $5.7 million and $4.3 million, respectively, and amounts due to member firms related to the program included in other current liabilities were $2.2 million and $0.6 million, respectively. See Note 14, “Transactions with Related Parties—Andersen Global Commitments” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional details.
Other Commitments
We are party to an agreement to use certain professional services training facilities (the Training Center Agreement) for a limited number of days per year. The minimum future commitment as of September 30, 2026 under the Training Center Agreement is approximately $4.0 million per year from 2028 through 2030.
We have also signed commitments for software licenses for certain financial accounting systems and cloud hosting services. The contracts require minimum payments of $20.1 million through 2031.
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
As required by Rule 13a‑15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to the material weaknesses described in Part II, “Item 9A “Controls and Procedures” in the 2025 Annual Report on Form 10-K, which continue to exist as of September 30, 2026. For additional information on our disclosure controls and procedures, reference the sections titled "Previously Reported Material Weaknesses in Internal Control Over Financial Reporting" and "Efforts to Address Previously Identified Material Weaknesses" in Part II, Item 9A “Controls and Procedures” of the 2025 Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Emerging Growth Company Status
We are an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), and therefore are not required to provide an attestation report of our independent registered public accounting firm on internal control over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act of 2002.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In August 2026, we issued 5,029,125 shares of Class A common stock in exchange for 5,029,125 Class X Umbrella Units held by certain stockholders (following the redemption of Class X Aggregator Units held by such stockholders for an equal number of (i) Class X Umbrella Units and (ii) shares of Class B common stock then held by Aggregator, and subsequent redemption of such Class X Umbrella Units (and the cancellation of the paired shares of Class B common stock)). The shares of Class A Common Stock issued in connection with the redemption described above were issued in reliance on the exemption contained in Section 3(a)(9) of the Securities Act in an exchange with existing stockholders.
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
We used the net proceeds from our IPO (including net proceeds received from the underwriters exercise of their over-allotment option in full) to acquire a number of newly issued Class X Umbrella Units equal to the number of shares of Class A common stock issued in the IPO from AT Umbrella LLC, at a purchase price per Class X Umbrella Unit equal to the initial public offering price of Class A common stock after deducting underwriting discounts and commissions. AT Umbrella LLC to used the proceeds it received from the sale of Class X Umbrella Units to pay fees and expenses of approximately $9.9 million in connection with the IPO and the reorganization transactions and for other general corporate purposes. We also intend to cause AT Umbrella LLC to use the remaining net proceeds for investments in technology, infrastructure, training and strategic acquisitions of, or investments in, other businesses or technologies that we believe will complement our current business and expansion strategies. Pending other use of the net proceeds from the IPO, we have invested the net proceeds of our IPO in a variety of short-term, interest-bearing, investment-grade securities and government securities.
Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
None.
Item 5.Other Information
Trading Arrangements
During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Filed Herewith
10.1	Amendment No. 2 to the Limited Liability Company Agreement of AT Umbrella LLC dated July 22, 2026	10-Q	001-43014	August 12, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

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

Andersen Group Inc.

November 12, 2026	By:	/s/ Mark Vorsatz
Mark Vorsatz
Chief Executive Officer and Chairman
(Principal Executive Officer)

November 12, 2026	By:	/s/ Neal Livingston
Neal Livingston
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)